Form 10-K
period 1993-12-31
U S TRUST CORP
filed 1994-03-23
CIK 225971

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  Commission file number
    December 31, 1993                              0-8709

                      U. S. TRUST CORPORATION
       (Exact name of registrant as specified in its charter)

           New York                                13-2927955
(State or other jurisdiction of                (I. R. S. Employer
incorporation or organization)                Identification No.)

114 West 47th Street, New York, New York                 10036
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(212) 852-1000

      Securities registered pursuant to Section 12(b) of the Act:

                              None

      Securities registered pursuant to Section 12(g) of the Act:

                Common Shares, Par Value $1 Per Share
                          (Title of Class)

Rights to Purchase Series A Participating Cumulative Preferred Shares
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                  $473,506,000 as of February 28, 1994

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

9,376,347 Common Shares, Par Value $1 Per Share, as of February 28,
1994.


                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------


Portions of the following documents are incorporated by reference:
(1) Annual report to shareholders for fiscal year ended December 31, 1993 (Part I, Part II); (2) Definitive proxy statement for annual meeting of shareholders to be held on April 26, 1994 (Part
III).

                                 PART I
                                 ------

Item 1.  Business
- -----------------

     U.S. Trust Corporation was incorporated in New York in December 1977 and became a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, on June 2, 1978.
     The Corporation and its subsidiaries ("the Corporation") had total assets of approximately $3.2 billion, total deposits of approximately $2.5 billion and shareholders' equity of approximately $229 million at December 31, 1993. At year-end, the Corporation had 2,473 full-time employees.
     The Corporation provides a full array of services to individuals, institutions and funds, including asset management, private banking, fiduciary and securities services.
     For a description of the Corporation's principal areas of business, see pages 26 through 29 of the 1993 Annual Report to Shareholders filed herewith as Exhibit 13, which description is incorporated by reference herein.


     Competition
     -----------

     The trust and agency business is highly competitive. Many commercial banks, with larger capitalizations and deposits, and several smaller specialized banks throughout the country provide similar fiduciary services. The Corporation also competes with investment counselling firms and with investment bankers and brokers which offer advisory services and, to some extent, with mutual funds.
     In its private banking, corporate trust and securities services activities, the Corporation operates in an intensely competitive environment, both as to service and price, with other banks principally in the New York metropolitan area, California, Florida, Texas and the pacific northwest.


Banking and Trust Subsidiaries
- ------------------------------

     United States Trust Company of New York ("the Trust Company"), the Corporation's lead bank, was created by Special Act of the New York Legislature in 1853. The Trust Company is a member bank of the Federal Reserve System, an insured bank of the Federal Deposit Insurance Corporation and a member of the New York Clearing House Association.
     The Trust Company had total assets of approximately $2.9 billion,

Banking and Trust Subsidiaries (Cont'd.)
- ------------------------------

total deposits of approximately $2.3 billion and shareholder's equity of approximately $189 million at December 31, 1993. Dividends have been paid by the Trust Company in every year since its organization in 1853. At year-end, the Trust Company had 1,829 full-time employees.
     The Corporation's other banking subsidiaries are U.S. Trust Company of California, N.A. ("California"), U.S. Trust Company of Florida Savings Bank ("Florida") and U.S. Trust Company of Texas, N.A. ("Texas"). Each of these subsidiaries have full banking and trust powers within their respective states and provide essentially comparable services to those offered by the Trust Company.
     U.S. Trust Company of New Jersey ("New Jersey") is a full-service trust company. New Jersey consists of the investment advisory activities formerly conducted by Delafield, Harvey, Tabell, Inc. ("Delafield"), an investment advisory company that was acquired as of March 31, 1992. In addition to its trust activities, commencing in 1993, New Jersey also provides private banking services.
     On December 1, 1992, the Corporation acquired Campbell, Cowperthwait & Co., Inc. ("Campbell"), a New York City-based investment advisory company. On July 7, 1993, the Corporation acquired Capital Trust Company ("Capital Trust"), an Oregon-based trust and investment management firm. As of January 1, 1994, Capital Trust changed its name to U.S. Trust Company of the Pacific Northwest and its consulting practice was contributed to a separate subsidiary, CTC Consulting, Inc. Both acquisitions were accounted for as poolings-of-interests. For an additional discussion of these acquisitions, see pages 32 to 33 of the 1993 Annual Report to Shareholders and Note 2 of Notes to Consolidated Financial Statements on page 40 of such Annual Report filed herewith as
Exhibit 13, which discussion is incorporated by reference herein.


Government Monetary Policies
- ----------------------------

     Monetary authorities have a significant impact on the operating results of the Corporation and other financial service institutions. The decisions of the Board of Governors of the Federal Reserve System ("the Board of Governors") affect the supply of money and member bank reserves by means of open market operations in U. S. Government securities or by changes in the discount rate or reserve requirements. The Board of Governors' actions have an important influence on the growth of bank loans and investments and the level of interest charged for loans and paid on deposits. Because of changing conditions in the money markets, as a result of actions by the Board of Governors and other regulatory authorities, interest rates, credit availability, deposit levels and bond and stock prices may change materially due to circumstances beyond the control of the Corporation.

Supervision and Regulation of the Corporation and Affiliates
- ------------------------------------------------------------

     Bank Holding Company Act of 1956
     --------------------------------

     The Corporation is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 (the "Act") and is so registered with the Board of Governors. As such, the Corporation is required to file with the Board of Governors annual reports and other information and is subject to examination regarding its business operations and those of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.
     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before acquiring substantially all the assets of any bank or before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act prohibits the acquisition by a bank holding company of shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by a statute of the state in which the bank to be acquired is located. The Act, also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is engaging in, or acquiring shares of a company which engages in, activities which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking and banking-related businesses as equipment leasing, computer service bureau operations, acting as investment or financial adviser, performing fiduciary, agency and custodial services, certain types of real estate financing and providing management consulting advice to non-affiliated banks.
     In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Board of Governors considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition or gains in efficiency, as weighed against the risks or possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board of Governors is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a

Supervision and Regulation of the Corporation and Affiliates
(Cont'd.)
- ------------------------------------------------------------

going concern. The Board of Governors may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Board of Governors finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes.


     Other Federal and State Banking Regulation
     ------------------------------------------

     The Superintendent of Banks of the State of New York has the discretion to examine the affairs of the Corporation for the purpose of determining the financial condition of the Trust Company. The Trust Company and its operations are subject to federal and New York State laws applicable to commercial banks and trust companies and to regulation and examination by both federal and New York banking authorities. Government regulations affecting the Trust Company and its operations include minimum capital requirements, the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by the Trust Company and restrictions relating to investments and other activities.
     New York banks are barred from acting as a fiduciary in a number of states, and in a number of other states where they may and do act as a fiduciary, their activities are limited by state law and regulations.
     The Corporation through its ownership of Florida is a savings bank holding company. Accordingly, the Corporation and Florida are subject to regulation and examination by the Office of Thrift Supervision. California and Texas are subject to regulation and examination by the Office of the Comptroller of the Currency. New Jersey is subject to regulation and examination by the Banking Department of the State of New Jersey. U.S. Trust Company of the Pacific Northwest is subject to regulation and examination by the Division of Finance and Corporate Securities of the State of Oregon.
     The Federal Reserve Act and the Federal Deposit Insurance Act impose certain restrictions on loans by the bank subsidiaries to the Corporation and each other. In addition, the Corporation and its subsidiaries are subject to restrictions imposed by the Banking Act of 1933 with respect to engaging in certain aspects of the securities business.

Statistical Information
- -----------------------

     The following items set forth certain statistical information concerning the Corporation. The page numbers indicated below correspond to page numbers in the 1993 Annual Report to Shareholders filed herewith as Exhibit 13. The applicable statistical data presented on those pages, under the captions specifically cited, are incorporated herein by reference.

I.   Distribution of Assets, Liabilities and Shareholders'
     Equity; Interest Rates and Interest Differential
     -----------------------------------------------------

     A. Information with respect to the distribution of assets, liabilities and shareholders' equity is included on pages 60 and 61 under the caption "Three-Year Net Interest Income and Average Balances."

     B. An analysis of net interest income is shown on pages 60 and 61 under the caption "Three-Year Net Interest Income and Average Balances." The amounts of the taxable equivalent adjustments are as follows:

(In Thousands)                         1993        1992        1991
- --------------                      -------     -------     -------
Investment Securities                $5,750      $8,105     $10,011
                                     ======      ======     =======
Loans                                $   60      $  132     $   217
                                     ======      ======     =======

Interest on non-accrual and restructured loans has been included in this analysis only to the extent collected.

     C. An analysis of rate and volume variances is shown on page 59 under the caption "Analysis of Change in Net Interest Income."

II.  Investment Portfolio
     --------------------

     Information with respect to the composition of the investment securities portfolio is shown on page 62 under the caption "Securities (Carrying Amount at Year End)." The maturity distribution of the year-end 1993 portfolio is shown on page 62 under the caption "Maturity Schedule of Securities Based on Amortized Cost at December 31, 1993."

III. Loan Portfolio
     --------------

     A. Information with respect to loan categories is included on page 43 under the caption "Loans."

III. Loan Portfolio (Cont'd.)
     --------------

     B. Information on maturities and sensitivity to changes in interest rates is shown on page 62 under the captions "Maturity Schedule of Loans at December 31, 1993" and "Interest Sensitivity of Loans at December 31, 1993."

     C. Information on risk elements is included on page 43 under the caption "Loans".

IV.  Summary of Credit Loss Experience
     ---------------------------------

     Information with respect to credit loss experience and a discussion of the factors considered in determining the amount of the allowance for credit losses are shown on page 64 under the caption "Summary of Credit Loss Experience."

V.   Deposits
     --------

     A. Information with respect to average deposit balances is shown on page 63 under the caption "Analysis of Average Daily Deposits."

     B. Information on time certificates of deposit is shown on page 63 under the caption "Maturity Distribution of Interest Bearing Deposits in Amounts of $100,000 or more at December 31, 1993."

     C. Information on savings deposits is shown on page 63 under the caption "Maturity Distribution of Time Deposits in Amounts of $100,000 or more at December 31, 1993."

VI.  Return on Equity and Assets
     ---------------------------

     Information with respect to return on equity and assets is shown on page 25 under the caption "Selected Financial Data."

VII. Short-Term Borrowings
     ---------------------

     Information with respect to short-term borrowings is shown on page 44 under the caption "Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Borrowings."

Item 2.     Properties
- -------     ----------

     The Trust Company rents approximately 1,179,000 square feet of office space in New York City, of which approximately 432,000 square feet are sublet to various sub-tenants. The Trust Company and certain subsidiaries occupy approximately 60% (378,000 square feet) of a 25-story bank and office building at 114 West 47th Street (the Trust Company's statutory principal office) under a lease expiring in 2014. Certain of the Trust Company's departments occupy approximately 335,000 square feet of space at 770 Broadway under a lease expiring in 2005. The Trust Company owns a 5-story building at 9-11 West 54th Street and leases adjoining property for the operation of a branch office. The Trust Company also operates branch offices in leased premises at 100 Park Avenue and 111 Broadway.
     Certain subsidiaries of the Corporation occupy leased office space in New York City; Costa Mesa, California; Los Angeles, California; Stamford, Connecticut; Washington, D.C.; Boca Raton, Florida; Naples, Florida; Palm Beach, Florida; Boston, Massachusetts; Princeton, New Jersey; Portland, Oregon, and Dallas, Texas.


Item 3.     Legal Proceedings
- -------     -----------------

     Various actions and claims are pending or are threatened against the Trust Company or the Corporation in which liability has been denied. Included among these is the following case:

     In July 1990, an action captioned "Official Committee of Unsecured Creditors of Fulfillment Associates, Inc. v. Louis Freedman et al. v. United States Trust Company of New York" was brought in the United States Bankruptcy Court for the Eastern District of New York. The complaint was filed by the Creditors Committee of Fulfillment Associates, Inc. (the "Debtor") against shareholders of the Debtor who sold their shares in a leveraged buyout financed by the Trust Company. The complaint seeks damages in excess of $500,000 and alleges a fraudulent transfer in the granting of liens to the Trust Company on the assets of the Debtor, abuse of fiduciary duty by the shareholders and breach of employment agreements entered into by shareholders with the Debtor. The shareholders have filed a third-party complaint against the Trust Company seeking indemnification or contribution for all amounts for which the shareholders may be held liable to the Creditors Committee. The Trust Company is vigorously defending this matter. Its motion to dismiss the third-party complaint is pending before the Bankruptcy Court.

Item 4.    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

     None


Item 10.     Executive Officers of the Registrant
- --------     ------------------------------------

      Name (Age)              Business Experience
      ----------              -------------------

H. Marshall Schwarz (57)     Chairman of the Board and Chief Executive
                             Officer (since February 1990) of the
                             Corporation and of the Trust Company.
                             President (from prior to March 1989 to
                             February 1990) of the Corporation and of the Trust Company.

Jeffrey S. Maurer (46)       President (since February 1990) of the
                             Corporation and of the Trust Company.
                             Executive Vice President (from prior to
                             March 1989 to February 1990) of the
                             Corporation and of the Trust Company.

Donald M. Roberts (58)       Vice Chairman (since February 1990) and
                             Treasurer (from prior to March 1989) of
                             the Corporation and of the Trust Company.
                             Executive Vice President (from prior to
                             March 1989 to February 1990) of the
                             Corporation and of the Trust Company.

Frederick B. Taylor (52)     Vice Chairman and Chief Investment
                             Officer (since February 1990) of the
                             Corporation and of the Trust Company.
                             Executive Vice President of the
                             Corporation and Executive Vice President and Chairman, Investment Policy of the Trust Company (from prior to March 1989 to February 1990).

Frederick S. Wonham (62)     Vice Chairman (since February 1990) of
                             the Corporation and of the Trust Company.
                             Executive Vice President (from prior to
                             March 1989 to February 1990) of the
                             Corporation and of the Trust Company.

                                 PART II
                                 -------


Item 5.    Market for the Registrant's Common Stock and Related
- -------    Stockholder Matters
           ----------------------------------------------------

      The information required under this item is incorporated herein by reference from page 63 of the 1993 Annual Report to Shareholders filed herewith as Exhibit 13.


Item 6.    Selected Financial Data
- -------    -----------------------

      The information required under this item is incorporated herein by reference from page 25 of the 1993 Annual Report to Shareholders filed herewith as Exhibit 13.


Item 7.    Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations
           -------------------------------------------------

      The information required under this item is incorporated herein by reference from pages 26 through 34 of the 1993 Annual Report to Shareholders filed herewith as Exhibit 13. In addition, the following information is added, under the indicated heading.

Income Taxes
- ------------

      The Corporation had deferred tax assets of $42.7 million at December 31, 1993. The Corporation has sufficient Federal income tax carryback potential to realize the entire Federal income tax portion of its deferred tax assets. The state and local income tax portion of the Corporation's deferred tax assets is theoretically realizable based upon the taxable income that is expected to be generated in the current year for state and local purposes from the Corporation's ongoing operations.


Item 8.    Financial Statements and Supplementary Data
- -------    -------------------------------------------

      The information required under this item is incorporated herein by reference from pages 35 through 57 of the 1993 Annual Report to Shareholders filed herewith as Exhibit 13.

Item 9.    Changes in and Disagreements with Accountants on
- -------    Accounting and Financial Disclosure
           ------------------------------------------------

      None



                                 PART III
                                 --------


Item 10.    Directors and Executive Officers of the Registrant
- --------    --------------------------------------------------
Item 11.    Executive Compensation
- --------    ----------------------

      Since the close of its fiscal year ended December 31, 1993, the Corporation has filed with the Commission a definitive proxy statement pursuant to Regulation 14A for the annual meeting of shareholders to be held on April 26, 1994 which involves the election of directors. Accordingly, Part III (Items 10 and 11, other than that portion of Item 10 relating to executive officers, which is included on page 10 hereto) of this Report is omitted in accordance with General Instruction G(3) to Form 10-K. In accordance with such General Instruction, the information required under these items is incorporated herein by reference from pages 12 through 24 of such definitive proxy statement filed herewith as
Exhibit 99, except that, in accordance with paragraph (a)(9) of Item 402 of Regulation S-K, the information required by paragraph (k) (Compensation Committee Report on Executive Compensation) (pages 13 through 15 of such definitive proxy statement) and paragraph (l) (Performance Graph) (page 21 of such definitive proxy statement) of Item 402 is not incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
- --------    Management
            ---------------------------------------------------

      The information required under this item is incorporated herein by reference from pages 3 through 11 of the definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1994 filed herewith as Exhibit 99.

Item 13.    Certain Relationships and Related Transactions
- --------    ----------------------------------------------

      The information required under this item is incorporated herein by reference from page 24 of the definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1994 filed herewith as
Exhibit 99.


Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K
            ----------------------------------------------------

            (a)  (1)  Exhibits
                      --------

      Reference is made to the attached Index of Exhibits included herein on page 14 for a list of the exhibits filed as part of this Report.

            (a)  (2)  Financial Statements and Schedules
                      ----------------------------------

      Reference is made to the attached Index to Financial Statements and Schedules included herein on page 24 for a list of the financial statements and schedules filed as part of this Report.

             (b)      Reports on Form 8-K
                      -------------------

      None.

                             Index of Exhibits
                             -----------------

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
3.1 Certificate of Incorporation of the Corporation, as amended through May 4, 1993, filed as Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993*.

3.2 By-Laws of the Corporation, as amended through October 28, 1986, filed as Exhibit (3) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.*

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1 Specimen certificate representing the Corporation's Common Shares, filed as Exhibit 6.3(a) to the Corporation's
             Registration Statement on Form S-14 (Registration
             No. 2-60433).*

4.2 Form of Rights Agreement, dated as of January 26, 1988, between the Corporation and Morgan Shareholder Services Trust Company, as Rights Agent, filed on January 28, 1988 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares.*

4.3 Form of Amendment No. 1, dated as of December 12, 1989, to the Rights Agreement, between the Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, filed as Exhibit 4.4 to the Corporation's Current Report on Form 8-K dated December 12, 1989.*

- -----------------------------
*   Incorporated by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
4.4 Specimen certificate representing Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares, filed on January 28, 1988 as Exhibit B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering such Rights.*

10.1 Trust Company's Lease, dated June 20, 1980, with New York Equities, Inc. covering space at 770 Broadway, New York, New York (the "770 Lease"), filed as Exhibit (10)(b) to the 1990 10-K.*

10.2 Amendments to the 770 Lease between the Trust Company and New York Equities, Inc. dated, respectively, as of April 20, 1981 and as of July 1, 1981; an amendment to the 770 Lease, between the Trust Company and Georgetown 770 Realty Company, as successor to New York Equities, Inc., dated as of May 31, 1984; and amendments to the 770 Lease between the Trust Company and New York Equities Company, as successor to New York Equities, Inc., dated, respectively, as of May 15, 1986 and as of December 8, 1988, filed as Exhibit (10)(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K").*

10.3 Amendment to the 770 Lease between the Trust Company and New York Equities Company dated as of June 1, 1990, filed as Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").*

10.4 Lease, dated as of September 10, 1987, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, covering space at 114 West 47th Street, New York, New York; letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989; Subordination Agreement dated as of September 10, 1987 between the Trust Company and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between the Trust Company

- -----------------------------
*   Incorporated by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
10.4         and the Lessor respecting the construction of an annex (at
(Cont'd.)    130 West 47th Street, New York, New York) adjacent to the
             property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September
             10, 1987 among the Trust Company, the Lessor and 1155
             Office Building Corp. under which the Trust Company and the Lessor may exercise an option to purchase property (at 132
             West 47th Street, New York, New York) contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to the 1989 10-K.*

10.5 Lease modification agreement, dated December 7, 1987, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee; Modification of Annex Agreement, dated December 7, 1987, between 46-47 Associates and the Trust Company; Modification of Right of First Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and the Trust Company York, New York.

10.6 Confirmation and Clarification Agreement, dated March 10, 1992, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987.

10.7 Clarification of Lease Modification Agreement, dated March 24, 1992, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee; Clarification of Right of First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and the Trust Company; Termination of Annex Agreement, dated March 24, 1992, between 46-47 Associates and the Trust Company; Agreement, dated March 24, 1992, between 46-47 Associates and the Trust Company; Grant of Easement and Zoning Lot and Development Agreement, dated March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture, dated March 24, 1992, between 46-47 Associates and David Puchall.

10.8 Second Lease Modification Agreement, dated May 10, 1993, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987.

- -----------------------------
*   Incorporated by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
             ---------------------------------------------
10.9 1981 Incentive Stock Option Plan of the Trust Company and Affiliated Companies, as amended through January 1, 1983.

10.10 Amendment dated July 27, 1987 to the 1981 Incentive Stock Option Plan of the Trust Company and affiliated companies, filed as Exhibit (10)(m) to the 1990 10-K.*

10.11 Amendment dated January 26, 1988 to the 1981 Incentive Stock Option Plan of the Trust Company and affiliated companies, filed as Exhibit (10)(n) to the 1990 10-K.*

10.12 1986 Stock Option Plan of the Trust Company and Affiliated Companies, as amended through October 24, 1989, filed as Exhibit (10)(s) to the 1989 10-K.*

10.13 Annual Incentive Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994.

10.14        1990 Annual Incentive Plan of the Trust Company and
             Affiliated Companies, as amended and restated effective as of January 1, 1994.

10.15 Long-Term Performance Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994.

10.16 1988 Long-Term Performance Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994.

10.17 1989 Stock Compensation Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994, included in Exhibit 99 of this Form 10-K as Appendix A.

10.18 Benefit Equalization Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994.

- -----------------------------
*   Incorporated by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (Cont'd.)
             ---------------------------------------------
10.19 1990 Change in Control and Severance Policy for Top Tier Officers of the Trust Company and Affiliated Companies, as amended and restated effective as of January 1, 1994.

10.20        Agreements re supplemental retirement benefits for Messrs.
             Schwarz, Maurer, Roberts, Taylor and Wonham, as amended and restated as of January 25, 1994.

10.21        Executive Deferred Compensation Plan of U.S. Trust
             Corporation, as adopted effective as of January 1, 1994.

10.22        The Corporation's Stock Option Plan for Non-Employee
             Directors filed as Exhibit (10)(u) to the 1989 10-K.*

10.23 Board Members' Deferred Compensation Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994, included in Exhibit 99 of this Form 10-K as Appendix B.

10.24 Board Members' Retirement Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994.

10.25        Stock Plan for Non-Officer Directors of U.S. Trust
             Corporation effective as of February 15, 1992, filed as Exhibit A to Exhibit 28 to the 1991 10-K.*

11           Statement re Computation of Per Share Earnings.

13           1993 Annual Report to Shareholders.

22           List of Subsidiaries.

23           Consent of Independent Accountants.

99           Definitive Proxy Statement.

- -----------------------------
*   Incorporated by reference.

      This Report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements incorporated by reference herein have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and employees of the Corporation and its affiliates. This has been done under the general supervision of Richard E. Brinkmann, Senior Vice President and Comptroller, who has executed this Report on the Corporation's behalf. It has been reviewed by other operating and staff personnel of the Corporation and such affiliates and by counsel. The consolidated financial statements incorporated by reference herein have been audited by Coopers & Lybrand, independent certified public accountants, as indicated in their report incorporated by reference herein.
      This Report contains much detailed information, of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review processes summarized above are such as ordinarily to afford reasonable assurance of compliance with applicable requirements.


                          SIGNATURES
                          ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     U. S. TRUST CORPORATION
                                           (Registrant)


                                     By    RICHARD E. BRINKMANN
                                         ------------------------
                                               (Signature)
                                           Richard E. Brinkmann
                                           Senior Vice President
                                              and Comptroller


Dated:  March 22, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                  Title                     Date
     ---------                  -----                     ----


H. MARSHALL SCHWARZ    Chairman of the Board         March 22, 1994
- -------------------    and Director (Principal
H. Marshall Schwarz    Executive Officer)



DONALD M. ROBERTS      Vice Chairman of the Board,   March 22, 1994
- -----------------      Treasurer, and Director
Donald M. Roberts      (Principal Financial
                       Officer)



RICHARD E. BRINKMANN   Senior Vice President         March 22, 1994
- --------------------   and Comptroller (Principal
Richard E. Brinkmann   Accounting Officer)



EDWIN D. ETHERINGTON           Director              March 22, 1994
- --------------------
Edwin D. Etherington



                               Director              March   , 1994
- ----------------
Samuel C. Butler



FREDERIC C. HAMILTON           Director              March 22, 1994
- --------------------
Frederic C. Hamilton

     Signature                  Title                     Date
     ---------                  -----                     ----


PAUL W. DOUGLAS                Director              March 22, 1994
- ---------------
Paul W. Douglas



DANIEL P. DAVISON              Director              March 22, 1994
- -----------------
Daniel P. Davison



CARROLL L. WAINWRIGHT, JR.     Director              March 22, 1994
- --------------------------
Carroll L. Wainwright, Jr.



ORSON D. MUNN                  Director              March 22, 1994
- -------------
Orson D. Munn



PHILIPPE DE MONTEBELLO         Director              March 22, 1994
- ----------------------
Philippe de Montebello



RICHARD F. TUCKER              Director              March 22, 1994
- -----------------
Richard F. Tucker



FREDERICK S. WONHAM    Vice Chairman of the Board    March 22, 1994
- -------------------       and Director
Frederick S. Wonham

     Signature                  Title                     Date
     ---------                  -----                     ----


PHILIP L. SMITH                Director              March 22, 1994
- ---------------
Philip L. Smith



JEFFREY S. MAURER      President and Director        March 22, 1994
- -----------------
Jeffrey S. Maurer



JOHN H. STOOKEY                Director              March 22, 1994
- ---------------
John H. Stookey



FREDERICK B. TAYLOR    Vice Chairman of the Board    March 22, 1994
- -------------------    and Director
Frederick B. Taylor



ANTONIA M. GRUMBACH            Director              March 22, 1994
- -------------------
Antonia M. Grumbach



                               Director              March   , 1994
- ----------------
Robert N. Wilson



PETER O. CRISP                 Director              March 22, 1994
- ----------------
Peter O. Crisp

     Signature                  Title                     Date
     ---------                  -----                     ----


PETER L. MALKIN                Director              March 22, 1994
- ----------------
Peter L. Malkin



                               Director              March   , 1994
- ----------------
Eleanor Baum



RUTH A. WOODEN                 Director              March 22, 1994
- ----------------
Ruth A. Wooden

                          U. S. TRUST CORPORATION

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                 Page
                                                                 ----
Data incorporated by reference from the attached 1993 Annual
Report to Shareholders of U. S. Trust Corporation:

    Consolidated Statements of Condition
    December 31, 1993 and 1992  ...............................  36*

    Consolidated Statements of Income for the Years Ended
    December 31, 1993, 1992, and 1991  ........................  35*

    Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1993, 1992, and 1991  ....  37*

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1993, 1992 and 1991  .........................  38*

    Notes to Consolidated Financial Statements  ............... 39-57*

    Report of Independent Accountants .........................  58*


* Page numbers refer to the corresponding page numbers in the Financial Section of the Annual Report to Shareholders.

  All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule.