Form 10-Q
period 1994-03-31
U S TRUST CORP
filed 1994-05-10
CIK 225971

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended          MARCH 31, 1994
                           --------------------------------------------

Commission file number                    0-8709
                      -------------------------------------------------

                          U. S. TRUST CORPORATION
- - -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

New York                                                13-2927955
- - -----------------------------------------------------------------------
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                     Identification No.)

114 West 47th Street, New York, New York                   10036
- - -----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (212) 852-1000
- - -----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
- - -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       No
                                             ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,382,150 shares, Common Stock $1 par value, as of April 29, 1994

                             Page 1 of 17 Pages

                      PART I - FINANCIAL INFORMATION
                      ------------------------------


Item 1.  Financial Statements
         --------------------

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
- - ----------------------------                                     ------

Consolidated Statement of Income for the Three Month
Periods Ended March 31, 1994 and 1993                               3

Consolidated Statement of Condition as of March 31,
1994 and December 31, 1993                                          4

Consolidated Statement of Changes in Stockholders' Equity
for the Three Month Periods Ended March 31, 1994 and 1993           5

Consolidated Statement of Cash Flows for the Three
Month Periods Ended March 31, 1994 and 1993                         6

Notes to the Consolidated Financial Statements                      7

Consolidated Net Interest Income and Average Balances for
the Three Month Periods Ended March 31, 1994 and 1993               9


         In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments, except for the items mentioned in the Notes to the Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature.

                                  UNAUDITED
                            U.S. TRUST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                                  For the Three Month Periods Ended March 31,
                                                 --------------------------------------------
                                                                         Better (Worse)
                                                                         -------------------
                                                    1994       1993          $          %
                                                 ---------   --------    --------    -------
INTEREST INCOME
Loans                                            $ 20,160    $ 18,226    $  1,934      10.6 %
Securities:
  Taxable                                          14,250      16,461      (2,211)    (13.4)
  Exempt from Federal Income Taxes                  1,328       2,125        (797)    (37.5)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell              5,008       4,099         909      22.2
Deposits with Banks                                   582       1,794      (1,212)    (67.6)
                                                 --------    --------    --------
Total Interest Income                              41,328      42,705      (1,377)     (3.2)
                                                 --------    --------    --------
INTEREST EXPENSE
Deposits                                            9,401       9,252        (149)     (1.6)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                                  2,607       2,451        (156)     (6.4)
Long Term Debt                                      1,290       1,315          25       1.9
                                                 --------    --------    --------
Total Interest Expense                             13,298      13,018        (280)     (2.2)
                                                 --------    --------    --------
NET INTEREST INCOME                                28,030      29,687      (1,657)     (5.6)
Provision for Credit Losses                           500       1,250         750      60.0
                                                 --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                27,530      28,437        (907)     (3.2)
                                                 --------    --------    --------
FEES AND OTHER INCOME
Fiduciary and Other Fees                           72,921      62,210      10,711      17.2
Securities Gains, Net                               2,031           7       2,024       N/M
Other                                               2,324       1,996         328      16.4
                                                 --------    --------    --------
Total Fees and Other Income                        77,276      64,213      13,063      20.3
                                                 --------    --------    --------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses         104,806      92,650      12,156      13.1
                                                 --------    --------    --------
OPERATING EXPENSES
Salaries                                           32,735      27,967      (4,768)    (17.0)
Employee Benefits and Incentive
  Compensation                                     19,567      16,575      (2,992)    (18.1)
                                                 --------    --------    --------
Total Salaries and Benefits                        52,302      44,542      (7,760)    (17.4)
Net Occupancy                                       9,778       9,754         (24)     (0.2)
Equipment                                           4,247       4,258          11       0.3
Other                                              16,444      14,393      (2,051)    (14.2)
                                                 --------    --------    --------
Total Operating Expenses                           82,771      72,947      (9,824)    (13.5)
                                                 --------    --------    --------
Income Before Income Tax Expense                   22,035      19,703       2,332      11.8
Income Tax Expense                                  9,365       8,275      (1,090)    (13.2)
                                                 --------    --------    --------
Net Income                                       $ 12,670    $ 11,428    $  1,242      10.9
                                                 ========    ========    ========    ======
Net Income Per Share                             $   1.28    $   1.15    $   0.13      11.3 %

The accompanying notes are an integral part of these financial statements.

N/M - Not Meaningful.

                                    UNAUDITED
                              U.S. TRUST CORPORATION
                       CONSOLIDATED STATEMENT OF CONDITION
                              (Dollars In Thousands)
                                                 March 31,      December 31,
ASSETS                                             1994             1993
                                                ----------      ------------
Cash and Due from Banks                         $  214,607        $  179,117
Interest Bearing Deposits with Banks                71,230            61,476
Securities:
  Available for Sale                             1,268,516           836,532
  Held to Maturity                                 396,648            86,748
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                         -               237,000

Loans                                            1,420,739         1,398,723
Less:  Allowance for Credit Losses                  13,648            13,393
                                                ----------        ----------
Net Loans                                        1,407,091         1,385,330

Premises and Equipment                             109,033           109,767
Other Assets                                       161,838           290,382
                                                ----------        ----------
Total Assets                                    $3,628,963        $3,186,352
                                                ==========        ==========
LIABILITIES
Deposits:
  Non-Interest Bearing                          $1,183,553        $1,241,085
  Interest Bearing                               1,260,773         1,245,529
                                                ----------        ----------
Total Deposits                                   2,444,326         2,486,614
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and Other
  Borrowings                                       755,221           258,072
Accounts Payable and Accrued Liabilities           137,402           147,979
Long Term Debt                                      62,574            65,100
                                                ----------        ----------
Total Liabilities                                3,399,523         2,957,765
                                                ----------        ----------
STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value, 40,000,000 Shares
  Authorized, 11,467,548 Shares Issued in 1994
  and 11,436,293 Shares Issued in 1993              11,468            11,436
Capital Surplus                                     67,989            67,898
Retained Earnings                                  250,179           242,112
Treasury Stock, at Cost (2,093,590 Shares in
  1994 and 2,076,868 Shares in 1993)               (84,266)          (82,857)
Loan to ESOP                                       (16,171)          (18,697)
Unrealized Gain, Net of Taxes, on
  Securities Available for Sale                        241             8,695
                                                ----------        ----------
Total Stockholders' Equity                         229,440           228,587
                                                ----------        ----------
Total Liabilities and Stockholders' Equity      $3,628,963        $3,186,352
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                                        UNAUDITED
                                  U.S. TRUST CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         For the Three Month
                                                       Periods Ended March 31,
                                                    ---------------------------
                                                       1994              1993
                                                    ---------         ---------
COMMON STOCK
Balance, January 1                                  $  11,436         $  56,506
Issuance of Shares Under Employee Benefit Plans            32               334
                                                    ---------         ---------
Balance, March 31                                   $  11,468         $  56,840
                                                    =========         =========
CAPITAL SURPLUS
Balance, January 1                                  $  67,898         $  23,280
Employee Benefit Plans                                     91             1,224
                                                    ---------         ---------
Balance, March 31                                   $  67,989         $  24,504
                                                    =========         =========
RETAINED EARNINGS
Balance, January 1                                  $ 242,112         $ 216,839
Net Income                                             12,670            11,428
Cash Dividends Declared ($0.50 and $0.47 Per Share)    (4,676)           (4,415)
Tax Benefit on Dividends Paid to ESOP                      73               415
                                                    ---------         ---------
Balance, March 31                                   $ 250,179         $ 224,267
                                                    =========         =========
TREASURY STOCK
Balance, January 1                                  $ (82,857)        $ (78,443)
Purchases                                              (3,200)           (1,275)
Issuance (Tender) of Shares Under Employee
 Benefit Plans, Net                                     1,791             1,298
                                                    ---------         ---------
Balance, March 31                                   $ (84,266)        $ (78,420)
                                                    =========         =========
LOAN TO ESOP
Balance, January 1                                  $ (18,697)        $ (21,029)
Principal Payment by ESOP                               2,526             2,332
                                                    ---------         ---------
Balance, March 31                                   $ (16,171)        $ (18,697)
                                                    =========         =========
UNREALIZED GAIN, NET OF TAXES, ON SECURITIES
 AVAILABLE FOR SALE
Balance, January 1                                  $   8,695         $    -
Adjustment, Net of Taxes                               (8,454)             -
                                                    ---------         ---------
Balance, March 31                                   $     241         $    -
                                                    =========         =========
TOTAL STOCKHOLDERS' EQUITY                          $ 229,440         $ 208,494
                                                    =========         =========

The accompanying notes are an integral part of these financial statements.

                                 U.S. TRUST CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (In Thousands)
                                                             For Three Month Periods
                                                                 Ended March 31,
                                                            ------------------------
                                                               1994           1993
                                                            ---------      ---------
Cash Flows From Operating Activities:
Net Income                                                  $  12,670      $  11,428
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Provision for Credit Losses                                     500          1,250
  Depreciation and Amortization of Premises and
    Equipment and Other Assets                                  3,869          3,310
  Net Amortization of Premium on Securities:
    Available for Sale                                          1,134           -
    Held to Maturity                                              318           -
    Investment                                                   -             1,576
  Net Change in Accrued Interest, Commissions and
    Other Receivables                                         141,989        (23,806)
  Net Change in Accounts Payable and Other Liabilities        (14,280)        12,585
  Other, Net                                                   (3,073)            63
                                                            ---------      ---------
Net Cash Provided by Operating Activities                     143,127          6,406
                                                            ---------      ---------
Cash Flows From Investing Activities:
Net Change in Interest Bearing Deposits with Banks             (9,754)      (149,592)
Purchases of Securities:
  Available for Sale                                         (687,853)          -
  Held to Maturity                                           (324,261)          -
  Investment                                                     -          (390,063)
Proceeds From Sales of Securities:
  Available for Sale                                           43,957           -
  Held to Maturity                                               -              -
  Investment                                                     -              -
Proceeds From Maturities, Calls and Mandatory
  Redemptions of Securities:
  Available for Sale                                          198,542           -
  Held to Maturity                                             16,133           -
  Investment                                                     -           147,934
Net Change in Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                        237,000           -
Net Change in Loans                                           (22,016)        28,609
Expenditures for Premises and Equipment, Net of Retirements    (2,381)        (2,096)
Principal Payment by ESOP                                       2,526          2,332
Other, Net                                                     (5,341)         3,405
                                                            ---------      ---------
Net Cash (Used) by Investing Activities                      (553,448)      (359,471)
                                                            ---------      ---------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                   (57,532)      (124,391)
Net Change in Money Market and Other Savings Deposits          14,284         84,137
Net Change in Time Deposits                                       960         (1,512)
Net Change in Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and Other Borrowings         497,149        328,883
Issuance of Long Term Debt                                       -             3,000
Repayments of Long Term Debt                                   (2,526)        (2,332)
Issuance of Common Stock                                        1,076          2,102
Purchases of Treasury Stock                                    (3,200)        (1,275)
Dividends Paid                                                 (4,400)        (3,990)
                                                            ---------      ---------
Net Cash Provided by Financing Activities                     445,811        284,622
                                                            ---------      ---------
Net Change in Cash and Cash Equivalents                        35,490        (68,443)
Cash and Cash Equivalents at January 1                        179,117        219,709
                                                            ---------      ---------
Cash and Cash Equivalents at March 31                       $ 214,607      $ 151,266
                                                            =========      =========
- - ------------------------------------------------------------------------------------
Income Taxes Paid                                           $   1,949      $   3,831
Interest Expense Paid                                          13,567         13,396

The accompanying notes are an integral part of these financial statements.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       PLEDGED ASSETS
         --------------
         Assets carried at $448,707,000 on March 31, 1994 and
         $285,543,000 on December 31, 1993 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.


2.       CONTINGENCIES
         -------------
         There are various pending and threatened actions and claims against the Corporation and its subsidiaries in which the Corporation has denied any liability and which it will vigorously contest. Management, after consultation with counsel, is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position.


3.       CHANGE IN ACCOUNTING PRINCIPLES
         -------------------------------
         The Corporation adopted, as of December 31, 1993,Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," ("FAS 112"). FAS 112 requires employers to accrue, in certain circumstances, the cost of benefits provided to former or inactive employees after employment but before retirement. The adoption of FAS 112 did not have a significant impact on the results of operations or financial condition of the Corporation.

         In addition, the Corporation also adopted, as of December 31, 1993, Statement of Financial Accounting Standards No. 115,
        "Accounting for Certain Investments in Debt and Equity
         Securities," ("FAS 115"). FAS 115 requires investments in debt securities to be classified in one of three categories, each having a different financial accounting method. The three categories, with their related accounting method, are: securities held to maturity (carrying amount equals amortized cost; unrealized gains and losses are not recorded); trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income) or securities available

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       CHANGE IN ACCOUNTING PRINCIPLES (Cont'd.)
         -------------------------------
         for sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholders' equity). Prior to adopting FAS 115, all of the Corporation's investments in debt and equity securities had been classified as investment securities that were recorded at their amortized cost.

         As of March 31, 1994 $1,269 million of investment securities were classified as available for sale and $397 million as held to maturity. The unrealized gains related to securities classified as available for sale amounted to $508,000. Stockholders' equity has been increased by $241,000 (net of $267,000 of deferred income taxes).

4.       ACQUISITION
         -----------
         On July 7, 1993, the Corporation acquired Capital Trust Company, a Portland, Oregon-based trust and investment management firm, for 75,831 shares of its common stock, valued at approximately $4 million in a transaction that was accounted for as a pooling-of-interests. Since the effect of this acquisition was not significant, the results of operations for Capital Trust Company have been included in the Corporation's consolidated financial statements from the date of acquisition and, accordingly, prior period financial statements have not been restated. As of January 1, 1994, Capital Trust changed its name to U.S. Trust Company of the Pacific Northwest and its consulting practice was contributed to a subsidiary, CTC Consulting, Inc.

5.       OTHER MATTERS
         -------------
         At the Annual Meeting of Shareholders on April 27, 1993, the shareholders approved an amendment to the Certificate of Incorporation which had the effect of reducing the par value of the Corporation's Common Stock from $5 per share to $1 per share. Effective as of that date $45,537,000 was transferred from the Common Stock account to the Capital Surplus account. In addition, the shareholders approved an increase in the Corporation's authorized Common Shares to 40 million from 20 million. Neither of these actions had any effect on the total amount of Stockholders' Equity.

                                               UNAUDITED
                                        U.S. TRUST CORPORATION
                           CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
             (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                                    For the Three Month Periods Ended March 31,
                                           -------------------------------------------------------------
                                                        1994                             1993
                                           -------------------------------------------------------------
                                             Average             Average     Average             Average
                                             Balance   Interest    Rate      Balance   Interest    Rate
                                           ----------  --------  -------   ----------  --------  -------
ASSETS
Interest Bearing Deposits
  with Banks                               $   71,431   $   582     3.31%  $  215,864  $ 1,794      3.37%
                                           ----------   -------            ----------  -------
Securities (1):
  U.S. Government Obligations                 571,196     5,951     4.17      330,781    5,336      6.45
  Federal Agency Obligations                  533,979     7,001     5.24      543,606    8,528      6.28
  State and Municipal
     Obligations                               82,399     2,128    10.33      126,996    3,373     10.62
  Collateralized Mortgage
     Obligations (2)                          103,729       952     3.67      265,068    2,509      3.79
  Other Securities                             83,908       686     3.27       44,235      392      3.55
                                           ----------   -------            ----------  -------
Total Securities                            1,375,211    16,718     4.86    1,310,686   20,138      6.15
                                           ----------   -------            ----------  -------
Loans (3)                                   1,222,331    20,168     6.69    1,037,721   18,243      7.13
                                           ----------   -------            ----------  -------
Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell                        656,217     5,008     3.10      545,104    4,099      3.05
                                           ----------   -------            ----------  -------
Total Interest Earning Assets               3,325,190    42,476     5.15    3,109,375   44,274      5.74
                                           ----------   -------            ----------  -------
Allowance for Credit Losses                   (13,627)                        (12,070)
Cash and Due from Banks                       354,466                         319,649
Other Assets                                  452,763                         368,295
                                           ----------                      ----------
Total Assets                               $4,118,792                      $3,785,249
                                           ==========                      ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing Deposits                  $1,342,594     9,401     2.84   $1,217,817    9,252      3.08
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Repurchase and
  Other Borrowings                            339,038     2,607     3.12      332,443    2,451      2.99
Long Term Debt                                 63,444     1,290     8.13       63,587    1,315      8.27
                                           ----------   -------            ----------  -------
Total Sources on Which
  Interest is Paid                          1,745,076    13,298     3.09    1,613,847   13,018      3.27
                                           ----------   -------            ----------  -------
Total Non-Interest Bearing
  Deposits                                  1,920,126                       1,827,480
Other Liabilities                             209,549                         125,100
Stockholders' Equity (3)                      244,041                         218,822
                                           ----------                      ----------
Total Liabilities and
  Stockholders' Equity                     $4,118,792                      $3,785,249
                                           ==========                      ==========
Net Interest Income                                     $29,178                        $31,256
                                                        =======                        =======
Net Yield on Interest
    Earning Assets                                                  3.53                            4.04
                                                                   =====                           =====
Interest Spread                                                     2.06                            2.47
                                                                   =====                           =====

(1)  Includes securities classified at March 31, 1994 as available for sale and held to maturity at amortize cost and securities classified as investment securities in 1993.  The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)  Primarily comprised of variable rate collateralized mortgage obligations.

(3)  Loans include the Loan to ESOP, which had an average balance of $17,041,000 in 1994 and
$19,526,000 in 1993.

(4)  Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%.  The amounts of the tax equivalent adjustments to net interest income are as follows:

  Total Securities                                      $ 1,140                        $ 1,552
  Total Loans                                           $     8                        $    17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Results of Operations:
- - ---------------------

          Net income for the first quarter ended March 31, 1994 amounted to $12.7 million, an increase of 10.9% over the $11.4 million earned in the first quarter of 1993. Fully diluted net income per share for the quarter totaled $1.28, an 11.3% increase over the $1.15 earned in the first quarter of 1993.
         The Corporation's return on average stockholders' equity for the first three months of 1994 was 22.64%, compared to 23.26% for the first three months of 1993. Its return on average total assets was 1.25% in the three months ended March 31, 1994, versus 1.23% in the three months ended March 31, 1993.

Net Interest Income (Taxable Equivalent Basis)
- - ----------------------------------------------

                                    Three Month Periods Ended March 31,
                                  -------------------------------------
                                                              % Better
(In Thousands)                       1994          1993        (Worse)
                                  -------       -------       ---------
Interest Income                   $41,328       $42,705         (3.2)%
Taxable Equivalent Adjustment       1,148         1,569        (26.8)
                                  -------       -------
Total Interest Income              42,476        44,274         (4.1)
Interest Expense                   13,298        13,018         (2.2)
                                  -------       -------
Net Interest Income               $29,178       $31,256         (6.6)%
                                  =======       =======         ====

         Net interest income, on a taxable equivalent basis, was $2.1 million lower in the 1994 first quarter, compared to the 1993 period.
         The Corporation's net interest income is sensitive to its average volume of non-interest bearing deposits and to the level of interest rates on interest earning assets. The Corporation's average volume of non-interest bearing sources of funds increased 5.7%
($85 million) in the first quarter of 1994, compared with the first quarter of 1993. The positive effect of the higher level of non-interest bearing sources of funds was more than offset by the lower average interest rate earned on the Corporation's securities portfolio in 1994. The average yield on the securities portfolio was 4.86% in 1994, compared to 6.15% in 1993, a decline of 129 basis points from the prior period, as the funds obtained from maturities and sales of securities were reinvested at lower interest rates and shorter maturities. For the first quarter of 1994, the net yield on average interest earning assets was 3.53%, compared to 4.04% in the 1993 period.

Fees and Other Income
- - ---------------------

                                Three Month Periods Ended March 31,
                               ------------------------------------
                                                           % Better
(In Thousands)                      1994         1993       (Worse)
                                 -------      -------      --------
Fiduciary and Other Fees         $72,921      $62,210        17.2%
Securities Gains, Net              2,031            7         -
Other                              2,324        1,996        16.4
                                 -------      -------
Total Fees and Other Income      $77,276      $64,213        20.3%
                                 =======      =======        ====

         Fiduciary and other fees increased $10.7 million in the first quarter of 1994. The growth in fee income is attributable to all areas of business. The increase in fiduciary and other fees for the first quarter 1994 includes $1.8 million attributable to the operating results of U.S. Trust Company of the Pacific Northwest. Assets under management increased 10.7% to $31.3 billion at March 31, 1994, including $1.4 billion managed by U.S. Trust Company of the Pacific Northwest, from $28.3 billion at March 31, 1993.
         Securities gains in the first quarter of 1994 are attributable mainly to the sale of U.S. Government Treasury obligations classified as available for sale.


Operating Expenses
- - ------------------

                                  Three Month Periods Ended March 31,
                                -------------------------------------
                                                             % Better
(In Thousands)                     1994          1993          (Worse)
                                -------       -------        ---------
Salaries                        $32,735       $27,967         (17.0)%
Employee Benefits and
  Incentive Compensation         19,567        16,575         (18.1)
                                -------       -------
Total Salaries and Benefits      52,302        44,542         (17.4)

Net Occupancy                     9,778         9,754          (0.2)
Equipment                         4,247         4,258           0.3
Other                            16,444        14,393         (14.2)
                                -------       -------
Total Operating Expenses        $82,771       $72,947         (13.5)%
                                =======       =======          ====

Operating Expenses (Cont'd.)
- - ------------------

         For the first quarter of 1994, non-interest operating expenses increased $9.8 million or 13.5% over the first quarter of 1993. Excluding U.S. Trust Company of the Pacific Northwest, non-interest operating expenses increased 10.6% for the quarter, compared to 1993. Salaries and employee benefit expenses, including sales incentives and commissions, increased $7.8 million or 17.4%, for the first quarter, reflecting increases in the asset management, private banking and mutual funds services businesses professional staffs and related employee benefit expense. Excluding U.S. Trust Company of the Pacific Northwest, salaries and employee benefit expenses increased 15.3% for the first quarter, compared to 1993. For the first quarter of 1994, the ratio of total operating expenses to taxable equivalent total operating income, net of interest expense and provision for credit losses, was 78.1%, compared to 77.4% for the first quarter of 1993.


Income Taxes
- - ------------

         The Corporation's effective tax rate for the first quarter of 1994 was 42.5%, compared with an effective tax rate of 42.0% for the first quarter of 1993. The increase in the effective tax rate is the result of a decline in tax-exempt income due to maturities and redemptions of investments in state and municipal obligations and the impact of the increase in the federal corporate income tax rate in August 1993.


Financial Condition:
- - -------------------

Capital
- - -------

         The Corporation has maintained its strong capital position in the first quarter of 1994. The ratio of Tier 1 capital at March 31, 1994 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 14.18%. At March 31, 1993 this ratio was 13.47%.
         The Leverage ratio (defined by the Federal Reserve Board as Tier 1 capital as of the period end divided by total quarterly average assets reduced by goodwill and nonqualifying intangibles) amounted to 5.41% and 5.32% at March 31, 1994 and 1993, respectively.

Capital (Cont'd.)
- - -------

          United States Trust Company of New York (the "Trust Company") has also maintained its strong capital position. At March 31, 1994, the Trust Company's Tier 1 capital ratio was 13.42% compared to 12.99% at March 31, 1993. The Trust Company's Leverage ratio (as defined by the Federal Reserve Board) was 5.04% and 5.07% at March 31, 1994 and 1993, respectively.
          All Tier 1 and Total Capital ratios exclude the effects of the Corporation's adoption of FAS 115 pending the regulatory authorities determination of the appropriateness of including such FAS 115 adjustments in the calculations.
        For the three month period ended March 31, 1994, 60,000 shares of common stock were acquired under the Corporation's share repurchase program at an average price of $50.74 per share. For the comparable 1993 period, 23,500 shares were repurchased at an average cost of $54.23 per share. The Corporation's Board of Directors has authorized the repurchase of an aggregate of 3.7 million of its common shares under plans initiated in 1987, 1988 and 1992. Since the inception of the common stock repurchase program, 3.0 million common shares have been repurchased at an average cost of $39.76 per share.
        One of the principal purposes of the Corporation's common stock repurchase program is to provide a supply of common shares for issuance under the Corporation's various common stock incentive and compensation plans. Such common shares are obtained through systematic purchases in the open market in amounts deemed sufficient to satisfy the Corporation's immediate and near-term (i.e., less than two years) obligations to issue common shares under its benefit plans. During the first three months of 1994, the Corporation issued 74,533 common shares under its stock option, restricted stock, long-term performance, and stock plan for non-officer directors plans.

Liquidity
- - ---------

         The Corporation's balance sheet is highly liquid.  At
March 31, 1994, 53.76% of total assets consisted of cash and securities readily convertible to cash. The comparable percentages for December 31, 1993 and March 31, 1993 are 43.96% and 55.14%,
respectively.
         During the first three months of 1994, the Corporation purchased $689.3 million of securities available for sale and $315.4 million of securities held to maturity. Of all securities purchased ($1,004.7 million) in the first quarter of 1994, $683.8 million were U.S. Government Treasury securities with an approximate weighted average maturity of 1.8 years and $312.6 million were U.S. Government Agency securities with an approximate weighted average life of 5.7 years. During the first three months of 1994, the Corporation sold $41.9 million of securities available for sale. There were no sales of securities for the three month period ended March 31, 1993.

Liquidity (Cont'd.)
- - ---------

         The fair value of securities held to maturity at March 31, 1994 was $382.5 million, which was $14.1 million less than the book value. At December 31, 1993, the fair value of securities held to maturity was $87.1 million, which exceeded the book value by $300,000.


Asset Quality
- - -------------

         The Corporation's loan portfolio is comprised primarily of loans to private banking customers. Average loans increased
$187 million, or 18.4%, to $1,205 million in the first quarter of 1994, from $1,018 million in the first quarter of 1993. Residential real estate mortgages accounted for more than 56% of the increase in the portfolio.
         An analysis of the allowance for credit losses follows.

                                    Three Month Periods Ended March 31,
                                    -----------------------------------
(In Thousands)                         1994                        1993
                                    -------                     -------
Balance, Beginning of Period        $13,393                     $11,676
                                    -------                     -------
Provision Charged to Income             500                       1,250
                                    -------                     -------
Recoveries:
 Private Banking                        170                         147
 Other                                   53                          55
                                    -------                     -------
                                        223                         202
                                    -------                     -------
Charge-offs:
 Private Banking                       (468)                       (830)
 Other                                 -                            (80)
                                    -------                     -------
                                       (468)                       (910)
                                    -------                     -------
Net (Charge Offs)                      (245)                       (708)
                                    -------                     -------
Balance, End of Period              $13,648                     $12,218
                                    =======                     =======

Asset Quality (Cont'd.)
- - -------------

         The provision for credit losses in the first quarter of 1994 was $500,000, compared to $1.25 million in the first quarter of 1993. As a percentage of average loans for the quarter, net charge-offs, on an annualized basis, were 8 basis points for the first quarter of 1994, compared to 28 basis points for the first quarter of 1993.
         The allowance for credit losses at March 31, 1994, was $13.6 million, or 1.13% of total average loans outstanding for the quarter. This compares with $13.4 million, or 1.13% of total average loans outstanding for the quarter ended December 31, 1993, and $12.2 million, or 1.20% of total average loans outstanding for the quarter ended March 31, 1993.
         The allowance for credit losses as a percentage of nonperforming loans was 217.78% at March 31, 1994, compared to 223.03% at December 31, 1993, and 188.96% at March 31, 1993. The ratio of nonperforming assets to total average loans and real estate owned for the quarter was 1.46% at March 31, 1994, compared to 1.47% at December 31, 1993 and 2.01% at March 31, 1993.


Accounting Standards Not Yet Adopted
- - ------------------------------------

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114") issued in May 1993, addresses the accounting by creditors for impairment of certain loans. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. Based upon a preliminary review, the Corporation does not believe that the adoption of FAS 114 will have a significant impact on the results of operations or financial condition of the Corporation.

                       PART II - OTHER INFORMATION
                       ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  EXHIBITS:

              11    - Statement re Computation of Net Income Per Share.


        (b)  REPORTS ON FORM 8-K:

              None

                                SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             U. S. Trust Corporation
                                         ------------------------------
                                                   (Registrant)





Date:   May 10, 1994                          Richard E. Brinkmann
     ------------------                  ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)