Form 10-Q
period 1994-06-30
U S TRUST CORP
filed 1994-08-15
CIK 225971

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarterly Period Ended           JUNE 30, 1994
                          ---------------------------------------------

Commission file number                    0-8709
                      -------------------------------------------------

                          U. S. TRUST CORPORATION
- -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

New York                                                13-2927955
- -----------------------------------------------------------------------
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                     Identification No.)

114 West 47th Street, New York, New York                   10036
- -----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (212) 852-1000
- -----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
- -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)

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

9,379,687 shares, Common Stock $1 par value, as of July 29, 1994

                      PART I - FINANCIAL INFORMATION
                      ------------------------------


Item 1.  Financial Statements
         --------------------

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
- ----------------------------                                     ------

Consolidated Statement of Income for the Three Month
Periods Ended June 30, 1994 and 1993                                3

Consolidated Statement of Income for the Six Month
Periods Ended June 30, 1994 and 1993                                4

Consolidated Statement of Condition as of June 30,
1994 and December 31, 1993                                          5

Consolidated Statement of Changes in Stockholders' Equity
for the Six Month Periods Ended June 30, 1994 and 1993              6

Consolidated Statement of Cash Flows for the Six
Month Periods Ended June 30, 1994 and 1993                          7

Notes to the Consolidated Financial Statements                      8

Consolidated Net Interest Income and Average Balances for
the Three Month Periods Ended June 30, 1994 and 1993               11

Consolidated Net Interest Income and Average Balances for
the Six Month Periods Ended June 30, 1994 and 1993                 12


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

                                 U.S. TRUST CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                        (In Thousands, Except Per Share Amounts)
                                       (UNAUDITED)
                                             For the Three Month Periods Ended June 30,
                                            --------------------------------------------
                                                                       Better (Worse)
                                                                     -------------------
                                              1994        1993          $           %
                                            --------     -------     -------     -------
INTEREST INCOME
Loans                                       $ 22,556     $18,829     $ 3,727       19.8 %
Securities:
  Taxable                                     19,980      17,610       2,370       13.5
  Exempt from Federal Income Taxes             1,291       1,963        (672)     (34.2)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell           518       1,468        (950)     (64.7)
Deposits with Banks                              711         602         109       18.1
                                            --------     -------     -------
Total Interest Income                         45,056      40,472       4,584       11.3
                                            --------     -------     -------
INTEREST EXPENSE
Deposits                                      10,232       8,920      (1,312)     (14.7)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                             7,203       2,911      (4,292)    (147.4)
Long Term Debt                                 1,273       1,357          84        6.2
                                            --------     -------     -------
Total Interest Expense                        18,708      13,188      (5,520)     (41.9)
                                            --------     -------     -------
NET INTEREST INCOME                           26,348      27,284        (936)      (3.4)
Provision for Credit Losses                      500       1,250         750       60.0
                                            --------     -------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                           25,848      26,034        (186)      (0.7)
                                            --------     -------     -------
FEES AND OTHER INCOME
Fiduciary and Other Fees                      73,231      64,968       8,263       12.7
Securities Gains, Net                              3          18         (15)     (83.3)
Other                                          2,199       2,367        (168)      (7.1)
                                            --------     -------     -------
Total Fees and Other Income                   75,433      67,353       8,080       12.0
                                            --------     -------     -------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses    101,281      93,387       7,894        8.5
                                            --------     -------     -------
OPERATING EXPENSES
Salaries                                      33,542      29,449      (4,093)     (13.9)
Employee Benefits and Incentive
  Compensation                                17,196      17,432         236        1.4
                                            --------     -------     -------
Total Salaries and Benefits                   50,738      46,881      (3,857)      (8.2)
Net Occupancy                                  9,355       9,741         386        4.0
Equipment                                      4,500       4,366        (134)      (3.1)
Other                                         17,736      15,546      (2,190)     (14.1)
                                            --------     -------     -------
Total Operating Expenses                      82,329      76,534      (5,795)      (7.6)
                                            --------     -------     -------
Income Before Income Tax Expense              18,952      16,853       2,099       12.5
Income Tax Expense                             8,054       7,078        (976)     (13.8)
                                            --------     -------     -------
Net Income                                  $ 10,898     $ 9,775     $ 1,123       11.5
                                            ========     =======     =======     ======
Net Income Per Share                        $   1.10     $  0.99     $  0.11       11.1 %
                                            ========     =======     =======     ======

The accompanying notes are an integral part of these financial statements.

                                 U.S. TRUST CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                        (In Thousands, Except Per Share Amounts)
                                      (UNAUDITED)
                                             For the Six Month Periods Ended June 30,
                                            -------------------------------------------
                                                                      Better (Worse)
                                                                    -------------------
                                              1994        1993         $           %
                                            --------    --------    --------    -------
INTEREST INCOME
Loans                                       $ 42,716    $ 37,055    $  5,661      15.3 %
Securities:
  Taxable                                     34,230      34,071         159       0.5
  Exempt from Federal Income Taxes             2,619       4,088      (1,469)    (35.9)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell         5,526       5,567         (41)     (0.7)
Deposits with Banks                            1,293       2,396      (1,103)    (46.0)
                                            --------    --------    --------
Total Interest Income                         86,384      83,177       3,207       3.9
                                            --------    --------    --------
INTEREST EXPENSE
Deposits                                      19,633      18,172      (1,461)     (8.0)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                             9,810       5,362      (4,448)    (83.0)
Long Term Debt                                 2,563       2,672         109       4.1
                                            --------    --------    --------
Total Interest Expense                        32,006      26,206      (5,800)    (22.1)
                                            --------    --------    --------
NET INTEREST INCOME                           54,378      56,971      (2,593)     (4.6)
Provision for Credit Losses                    1,000       2,500       1,500      60.0
                                            --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                           53,378      54,471      (1,093)     (2.0)
                                            --------    --------    --------
FEES AND OTHER INCOME
Fiduciary and Other Fees                     146,152     127,178      18,974      14.9
Securities Gains, Net                          2,034          25       2,009        -
Other                                          4,523       4,363         160       3.7
                                            --------    --------    --------
Total Fees and Other Income                  152,709     131,566      21,143      16.1
                                            --------    --------    --------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses    206,087     186,037      20,050      10.8
                                            --------    --------    --------
OPERATING EXPENSES
Salaries                                      66,277      57,416      (8,861)    (15.4)
Employee Benefits and Incentive
  Compensation                                36,763      34,007      (2,756)     (8.1)
                                            --------    --------    --------
Total Salaries and Benefits                  103,040      91,423     (11,617)    (12.7)
Net Occupancy                                 19,133      19,495         362       1.9
Equipment                                      8,747       8,624        (123)     (1.4)
Other                                         34,180      29,939      (4,241)    (14.2)
                                            --------    --------    --------
Total Operating Expenses                     165,100     149,481     (15,619)    (10.4)
                                            --------    --------    --------
Income Before Income Tax Expense              40,987      36,556       4,431      12.1
Income Tax Expense                            17,419      15,353      (2,066)    (13.5)
                                            --------    --------    --------
Net Income                                  $ 23,568    $ 21,203    $  2,365      11.2
                                            ========    ========    ========   =======
Net Income Per Share                        $   2.38    $   2.14    $   0.24      11.2 %
                                            ========    ========    ========   =======

The accompanying notes are an integral part of these financial statements.

                              U.S. TRUST CORPORATION
                        CONSOLIDATED STATEMENT OF CONDITION
                              (Dollars In Thousands)
                                   (UNAUDITED)
                                                       June 30,        December 31,
                                                         1994              1993
                                                      ----------       ------------
ASSETS
Cash and Due from Banks                               $  294,124         $  179,117
Interest Bearing Deposits with Banks                      61,990             61,476
Securities:
  Available for Sale                                   1,217,710            836,532
  Held to Maturity (Estimated Fair Value
    $428,456 in 1994 and $87,069 in 1993)                449,773             86,748
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                               5,000            237,000

Loans                                                  1,615,699          1,398,723
Less:  Allowance for Credit Losses                        14,017             13,393
                                                      ----------         ----------
Net Loans                                              1,601,682          1,385,330

Premises and Equipment                                   108,648            109,767
Other Assets                                             174,188            290,382
                                                      ----------         ----------
Total Assets                                          $3,913,115         $3,186,352
                                                      ==========         ==========
LIABILITIES
Deposits:
  Non-Interest Bearing                                $1,257,593         $1,241,085
  Interest Bearing                                     1,216,448          1,245,529
                                                      ----------         ----------
Total Deposits                                         2,474,041          2,486,614
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borro             1,007,481            258,072
Accounts Payable and Accrued Liabilities                 138,601            147,979
Long Term Debt                                            62,574             65,100
                                                      ----------         ----------
Total Liabilities                                      3,682,697          2,957,765
                                                      ----------         ----------
STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
  Authorized; 11,491,597 Shares Issued in 1994
  and 11,436,293 Shares Issued in 1993                    11,492             11,436
Capital Surplus                                           69,176             67,898
Retained Earnings                                        256,466            242,112
Treasury Stock at Cost (2,123,590 Shares in 1994
  and 2,076,868 Shares in 1993)                          (85,795)           (82,857)
Loan to ESOP                                             (16,171)           (18,697)
Unrealized Gain (Loss), Net of Taxes, on
  Securities Available for Sale                           (4,750)             8,695
                                                      ----------         ----------
Total Stockholders' Equity                               230,418            228,587
                                                      ----------         ----------
Total Liabilities and Stockholders' Equity            $3,913,115         $3,186,352
                                                      ==========         ==========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)
                                                       For the Six Month Periods
                                                            Ended June 30,
                                                       -------------------------
                                                         1994             1993
                                                       --------         --------
COMMON STOCK
Balance, January 1                                     $ 11,436         $ 56,506
Issuance of Shares Under Employee Benefit Plans              56              427
Change in Par Value of Common Stock                        -             (45,537)
                                                       --------         --------
Balance, June 30                                       $ 11,492         $ 11,396
                                                       ========         ========
CAPITAL SURPLUS
Balance, January 1                                     $ 67,898         $ 23,280
Employee Benefit Plans                                    1,278            2,181
Change in Par Value of Common Stock                        -              45,537
                                                       --------         --------
Balance, June 30                                       $ 69,176         $ 70,998
                                                       ========         ========
RETAINED EARNINGS
Balance, January 1                                     $242,112         $216,839
Net Income                                               23,568           21,203
Cash Dividends Declared ($1.00 and $0.94 Per Share)      (9,369)          (8,834)
Tax Benefit on Dividends Paid to ESOP                       155              506
                                                       --------         --------
Balance, June 30                                       $256,466         $229,714
                                                       ========         ========
TREASURY STOCK
Balance, January 1                                     $(82,857)        $(78,443)
Purchases                                                (4,729)          (5,967)
Issuance (Tender) of Shares Under Employee
  Benefit Plans, Net                                      1,791            1,199
                                                       --------         --------
Balance, June 30                                       $(85,795)        $(83,211)
                                                       ========         ========
LOAN TO ESOP
Balance, January 1                                     $(18,697)        $(21,029)
Principal Payment by ESOP                                 2,526            2,332
                                                       --------         --------
Balance, June 30                                       $(16,171)        $(18,697)
                                                       ========         ========
UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                     $  8,695         $   -
Net Change in Fair Value, After Taxes                   (13,445)            -
                                                       --------         --------
Balance, June 30                                       $ (4,750)        $   -
                                                       ========         ========
TOTAL STOCKHOLDERS' EQUITY                             $230,418         $210,200
                                                       ========         ========

The accompanying notes are an integral part of these financial statements.

                                U.S. TRUST CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)
                                                                 For Six Month Periods
                                                                    Ended June 30,
                                                                ----------------------
                                                                  1994         1993
                                                                ---------    ---------
Cash Flows From Operating Activities:
Net Income                                                      $  23,568    $  21,203
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Provision for Credit Losses                                       1,000        2,500
  Depreciation and Amortization of Premises and
    Equipment and Other Assets                                      7,171        5,577
  Net Amortization of Premium on Securities:
    Available for Sale                                              1,925         -
    Held to Maturity                                                  950         -
    Investment                                                       -           4,174
  Net Change in Accrued Interest, Commissions and
    Other Receivables                                             141,113      (21,074)
  Net Change in Accounts Payable and Other Liabilities             (8,868)      24,133
  Other, Net                                                       (1,656)       2,072
                                                                ---------    ---------
Net Cash Provided by Operating Activities                         165,203       38,585
                                                                ---------    ---------
Cash Flows From Investing Activities:
Net Change in Interest Bearing Deposits with Banks                   (514)       1,040
Purchases of Securities:
  Available for Sale                                             (784,488)        -
  Held to Maturity                                               (392,545)        -
  Investment                                                         -        (594,887)
Proceeds From Sales of Securities:
  Available for Sale                                               43,957         -
  Held to Maturity                                                   -            -
  Investment                                                         -            -
Proceeds From Maturities, Calls and Mandatory
  Redemptions of Securities:
  Available for Sale                                              334,098         -
  Held to Maturity                                                 28,569         -
  Investment                                                         -         248,421
Net Change in Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                            232,000         -
Net Change in Loans                                              (216,976)    (371,355)
Expenditures for Premises and Equipment, Net of Retirements        (5,167)      (5,709)
Principal Payment by ESOP                                           2,526        2,332
Other, Net                                                        (14,058)         135
                                                                ---------    ---------
Net Cash (Used) by Investing Activities                          (772,598)    (720,023)
                                                                ---------    ---------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                        16,508      (11,282)
Net Change in Money Market and Other Savings Deposits             (43,624)      13,191
Net Change in Time Deposits                                        14,543       (1,767)
Net Change in Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and Other Borrowings             749,409      729,746
Issuance of Long Term Debt                                           -           4,000
Repayments of Long Term Debt                                       (2,526)      (2,332)
Issuance of Common Stock                                            1,910        2,949
Purchases of Treasury Stock                                        (4,729)      (5,967)
Dividends Paid                                                     (9,089)      (8,391)
                                                                ---------    ---------
Net Cash Provided by Financing Activities                         722,402      720,147
                                                                ---------    ---------
Net Change in Cash and Cash Equivalents                           115,007       38,709
Cash and Cash Equivalents at January 1                            179,117      219,709
                                                                ---------    ---------
Cash and Cash Equivalents at June 30                            $ 294,124    $ 258,418
                                                                =========    =========

Income Taxes Paid                                               $  17,020    $  16,227
Interest Expense Paid                                              32,618       27,159

The accompanying notes are an integral part of these financial statements.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       PLEDGED ASSETS
         --------------

         Assets carried at $260,539,000 on June 30, 1994 and
         $285,543,000 on December 31, 1993 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.


2.       CONTINGENCIES
         -------------

         There are various pending and threatened actions and claims against the Corporation and its subsidiaries in which the Corporation has denied liability and which it will vigorously contest. Management, after consultation with counsel, is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position or results of operations.


3.       CHANGE IN ACCOUNTING PRINCIPLES
         -------------------------------

         In the fourth quarter of 1993, the Corporation adopted
         Statement of Financial Accounting Standards No. 112,
         "Employers' Accounting for Postemployment Benefits,"
         ("FAS 112"). FAS 112 requires employers to accrue, in certain circumstances, the cost of benefits provided to former or inactive employees after employment but before retirement. The adoption of FAS 112 did not have a significant impact on the results of operations or financial condition of the Corporation.

         In addition, the Corporation also adopted as of December 31, 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). FAS 115 requires investments in debt securities to be classified in one of three categories, each having a different financial accounting method. The three categories, with their related accounting methods, are: securities held to maturity (carrying amount equals amortized cost; unrealized gains and losses are not recorded); trading

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.       CHANGE IN ACCOUNTING PRINCIPLES (Cont'd.)
         -------------------------------

         securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income) or securities available for sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholders' equity). In prior years, the Corporation accounted for all of its investment securities portfolio using the then accepted industry practice of amortized cost.

         As of June 30, 1994, $1,218 million of investment securities were classified as available for sale. The unrealized loss related to securities classified as available for sale amounted to $8,855,000. Stockholders' equity has been decreased by $4,750,000 (net of $4,105,000 of deferred income taxes). The carrying amount of investment securities classifies as held to maturity was $450 million. The market value of these securities was $428 million.


4.       ACQUISITION
         -----------

         On July 7, 1993, U.S. Trust Corporation acquired Capital Trust Company, a Portland, Oregon-based trust and investment management firm, for 75,831 shares of its common stock, valued at approximately $4 million, in a transaction that was accounted for as a pooling-of-interests. Since the effect of this acquisition was not significant, the results of operations for Capital Trust Company have been included in the Corporation's consolidated financial statements from the date of acquisition and, accordingly, prior period financial statements have not been restated. As of January 1, 1994, Capital Trust changed its name to U.S. Trust Company of the Pacific Northwest and its consulting practice was contributed to a separate subsidiary, CTC Consulting, Inc.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                                U.S. TRUST CORPORATION
                  CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
  (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                     (UNAUDITED)
                                      For the Three Month Periods Ended June 30,
                             -------------------------------------------------------------
                                         1994                            1993
                             -----------------------------   -----------------------------
                              Average              Average    Average              Average
                              Balance    Interest   Rate      Balance    Interest   Rate
                             ----------  --------  -------   ----------  --------  -------
ASSETS
Interest Bearing
  Deposits with Banks        $   71,958   $   711     3.96%  $   75,020   $   602     3.22%
                             ----------   -------    -----   ----------   -------
Securities (1):
  U.S. Government
     Obligations                796,933     8,800     4.42      382,583     5,738     6.00
  Federal Agency
     Obligations                693,389    10,261     5.92      715,359    10,011     5.60
  State and Municipal
     Obligations                 82,486     2,063    10.00      116,151     3,109    10.71
  Collateralized
     Mortgage
     Obligations (2)             84,714       860     4.06      232,904     1,815     3.12
  Other Securities               48,071       502     4.18       38,902       371     3.81
                             ----------   -------    -----   ----------   -------    -----
Total Securities              1,705,593    22,486     5.27    1,485,899    21,044     5.67
                             ----------   -------    -----   ----------   -------    -----
Loans (3)                     1,290,805    22,564     7.01    1,077,453    18,845     7.02
                             ----------   -------    -----   ----------   -------    -----
Federal Funds Sold and
  Securities Purchased
  Under Agreements to
  Resell                         53,819       518     3.86      199,808     1,468     2.95
                             ----------   -------    -----   ----------   -------    -----
Total Interest Earning
  Assets                      3,122,175    46,279     5.94    2,838,180    41,959     5.92
                             ----------   -------    -----   ----------   -------    -----
Allowance for Credit
  Losses                        (13,901)                        (13,152)
Cash and Due from Banks         300,309                         304,192
Other Assets                    469,417                         450,581
                             ----------                      ----------
Total Assets                 $3,878,000                      $3,579,801
                             ==========                      ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing
  Deposits                   $1,313,401    10,232     3.12   $1,220,078     8,920     2.93
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Re-
  purchase and Other
  Borrowings                    723,721     7,203     3.99      396,444     2,911     2.95
Long Term Debt                   62,574     1,273     8.14       66,432     1,357     8.17
                             ----------   -------    -----   ----------   -------    -----
Total Sources on Which
  Interest is Paid            2,099,696    18,708     3.57    1,682,954    13,188     3.14
                             ----------   -------    -----   ----------   -------    -----
Total Non-Interest
  Bearing Deposits            1,392,144                       1,536,639
Other Liabilities               145,946                         136,213
Stockholders' Equity (3)        240,214                         223,995
                             ----------                      ----------
Total Liabilities and
  Stockholders' Equity       $3,878,000                      $3,579,801
                             ==========                      ==========
Net Interest Income                       $27,571                         $28,771
                                          =======                         =======
Net Yield on Interest
  Earning Assets                                      3.53                            4.06
                                                     =====                           =====
Interest Spread                                       2.37                            2.78
                                                     =====                           =====

(1) Includes securities classified at June 30, 1994 as available for sale and held to maturity at amortized cost and securities classified as investment securities in 1993. The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Primarily comprised of variable rate collateralized mortgage obligations.

(3) Loans include the Loan to ESOP, which had an average balance of $16,171,000 in 1994 and $18,697,000 in 1993.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest income are as follows:

    Total Securities                      $ 1,215                         $ 1,471
    Total Loans                           $     8                         $    16

                                U.S. TRUST CORPORATION
                  CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
  (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                     (UNAUDITED)
                                          For the Six Month Periods Ended June 30,
                             -------------------------------------------------------------
                                         1994                            1993
                             -------------------------------------------------------------
                              Average              Average    Average              Average
                              Balance    Interest   Rate      Balance    Interest   Rate
                             ----------  --------  -------   ----------  --------  -------
ASSETS
Interest Bearing
  Deposits with Banks        $   71,696   $ 1,293     3.64%  $  145,053   $ 2,396     3.33%
                             ----------   -------    -----   ----------   -------    -----
Securities (1):
  U.S. Government
     Obligations                684,688    14,751     4.31      356,825    11,074     6.21
  Federal Agency
     Obligations                614,124    17,262     5.62      629,957    18,539     5.89
  State and Municipal
     Obligations                 82,443     4,191    10.17      121,544     6,482    10.67
  Collateralized
     Mortgage
     Obligations (2)             94,169     1,812     3.85      248,897     4,324     3.48
  Other Securities               65,891     1,188     3.61       41,554       763     3.67
                             ----------   -------    -----   ----------   -------    -----
Total Securities              1,541,315    39,204     5.09    1,398,777    41,182     5.89
                             ----------   -------    -----   ----------   -------    -----
Loans (3)                     1,256,757    42,732     6.86    1,057,697    37,088     7.07
                             ----------   -------    -----   ----------   -------    -----
Federal Funds Sold and
  Securities Purchased
  Under Agreements to
  Resell                        353,354     5,526     3.15      371,502     5,567     3.02
                             ----------   -------    -----   ----------   -------    -----
Total Interest Earning
  Assets                      3,223,122    88,755     5.53    2,973,029    86,233     5.83
                             ----------   -------    -----   ----------   -------    -----
Allowance for Credit
  Losses                        (13,765)                        (12,614)
Cash and Due from Banks         327,238                         311,878
Other Assets                    461,136                         409,665
                             ----------                      ----------
Total Assets                 $3,997,731                      $3,681,958
                             ==========                      ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing
  Deposits                   $1,327,917    19,633     2.98   $1,218,954    18,172     3.01
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Re-
  purchase and Other
  Borrowings                    532,442     9,810     3.72      364,620     5,362     2.97
Long Term Debt                   63,007     2,563     8.14       65,017     2,672     8.22
                             ----------   -------    -----   ----------   -------    -----
Total Sources on Which
  Interest is Paid            1,923,366    32,006     3.35    1,648,591    26,206     3.20
                             ----------   -------    -----   ----------   -------    -----
Total Non-Interest
  Bearing Deposits            1,654,677                       1,681,257
Other Liabilities               177,571                         130,687
Stockholders' Equity (3)        242,117                         221,423
                             ----------                      ----------
Total Liabilities and
  Stockholders' Equity       $3,997,731                      $3,681,958
                             ==========                      ==========
Net Interest Income                       $56,749                         $60,027
                                          =======                         =======
Net Yield on Interest
  Earning Assets                                      3.53                            4.05
                                                     =====                           =====
Interest Spread                                       2.18                            2.63
                                                     =====                           =====

(1) Includes securities classified at June 30, 1994 as available for sale and held to maturity at amortized cost and securities classified as investment securities in 1993. The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Primarily comprised of variable rate collateralized mortgage obligatio

(3) Loans include the Loan to ESOP, which had an average balance of $16,603,000 in 1994 and $19,109,000 in 1993.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest income are as follows:

    Total Securities                      $ 2,355                         $3,023
    Total Loans                           $    16                         $   33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Results of Operations:
- ---------------------

          Net income for the second quarter ended June 30, 1994 amounted to $10.9 million, an increase of 11.5% over the $9.8 million earned in the second quarter of 1993. Fully diluted net income per share for the quarter totaled $1.10, an 11.1% increase over the $0.99 earned in the second quarter of 1993. For the six month period ended June 30, 1994, net income amounted to $23.6 million, an 11.2% improvement over the $21.2 million achieved in the 1993 period.
Fully diluted net income per share was $2.38 for the 1994 six months, compared to $2.14 in the 1993 period, an increase of 11.2%.
         The Corporation's return on average stockholders' equity for the first six months of 1994 was 21.07%, compared to 21.13% for the first six months of 1993. Its return on average total assets was 1.19% in the six months ended June 30, 1994, versus 1.17% in the six months ended June 30, 1993.


Net Interest Income (Taxable Equivalent Basis)
- ----------------------------------------------

                                  Three Month Periods                     Six Month Periods
                                    Ended June 30,         %               Ended June 30,          %
                                  -------------------    Better          -------------------     Better
(In Thousands)                     1994        1993      (Worse)          1994        1993       (Worse)
                                  -------     -------    ------          -------     -------     ------
Interest Income                   $45,056     $40,472      11.3 %        $86,384     $83,177        3.9 %
Taxable Equivalent
  Adjustment                        1,223       1,487     (17.8)           2,371       3,056      (22.4)
                                  -------     -------                    -------     -------
Total Interest Income              46,279      41,959      10.3           88,755      86,233        2.9
Interest Expense                   18,708      13,188     (41.9)          32,006      26,206      (22.1)
                                  -------     -------                    -------     -------
Net Interest Income               $27,571     $28,771      (4.2)         $56,749     $60,027       (5.5)
                                  =======     =======      ====          =======     =======       ====

         Net interest income, on a taxable equivalent basis, was $1.2 million lower in the second quarter of 1994, compared to the second quarter of 1993. For the six months, net interest income, on a taxable equivalent basis, was $3.3 million lower in 1994 than the comparable 1993 period.

Net Interest Income (Taxable Equivalent Basis) (Cont'd.)
- ----------------------------------------------

         The Corporation's net interest income is sensitive to its average volume of non-interest bearing deposits and to the level of interest rates on interest earning assets. The Corporation's average volume of non-interest-bearing sources of funds (primarily non-interest bearing deposits) in the second quarter of 1994 decreased 11.5%
($133 million) from the comparable 1993 period. For the first six months of 1994, the Corporation's average volume of non-interest-bearing sources of funds declined 1.9% ($25 million) from the same period of 1993. These declines were principally a result of a reduction in the amount of the Funds Services Division's non-interest-bearing deposit balances.
         The Funds Services Division generates a substantial flow of non-interest-bearing deposits. The total volume of the Division's non-interest-bearing deposits is generally inversely sensitive to the level of interest rates. In periods of falling interest rates, the average balance of non-interest-bearing deposits tends to increase, whereas in periods of rising interest rates, the average balance typically declines. Interest rates were historically very low in 1993 and the Funds Services Division experienced higher than normal deposit balances. The Corporation's consolidated average volume of non-interest-bearing sources of funds in the second quarter 1993 was $1,155 million, compared to the 1992 and 1994 quarterly averages of $834 million and $1,022 million, respectively.
         The net yield on average interest-earning assets was 3.53% for both the quarter and six months ended June 30, 1994, compared to 4.06% and 4.05% in the respective 1993 periods. The average interest rates earned on the Corporation's securities portfolio in both the 1994 quarter and six month periods were lower than the comparable 1993 periods reflecting the reinvestment of the funds obtained from maturities and sales of securities at lower interest rates and with shorter maturities.

Fees and Other Income
- ---------------------

                                     Three Month Periods                     Six Month Periods
                                       Ended June 30,          %              Ended June 30,           %
                                     -------------------     Better        ---------------------     Better
(In Thousands)                        1994        1993       (Worse)         1994         1993       (Worse)
                                     -------     -------     ------        --------     --------     ------
Fiduciary and Other Fees             $73,231     $64,968       12.7 %      $146,152     $127,178       14.9%
Securities Gains, Net                      3          18      (83.3)          2,034           25         -
Other                                  2,199       2,367       (7.1)          4,523        4,363        3.7
                                     -------     -------                   --------     --------
Total                                $75,433     $67,353       12.0        $152,709     $131,566       16.1
                                     =======     =======       ====        ========     ========       ====

         Fiduciary and other fees increased $8.3 million in the second quarter of 1994. For the first six months of 1994, fiduciary and other fees increased $19.0 million. The growth in fee income for both the quarter and six months is attributable to all lines of business. Total assets under management increased 10.5% to $31.4 billion at June 30, 1994, from $28.4 billion at June 30, 1993. The growth in fiduciary and other fees for both the quarter and six months was affected by the volatility experienced in 1994 in the equity and bond markets, as a considerable percentage of the Corporation's fiduciary and other fees are based upon the market values of investments under management. In addition, second quarter and six month 1994 fiduciary and other fees include $1.9 million and $3.8 million, respectively, resulting from the acquisition of U.S. Trust Company of the Pacific Northwest, previously known as Capital Trust Company on July 7, 1993.
         Net securities gains in the second quarter of 1994 and both the second quarter and first six months of 1993 were negligible. In the first six months of 1994, net securities gains totaled $2.0 million.

Operating Expenses
- ------------------

                                      Three Month Periods                      Six Month Periods
                                        Ended June 30,          %               Ended June 30,           %
                                      -------------------    Better          ---------------------    Better
(In Thousands)                         1994        1993      (Worse)           1994         1993      (Worse)
                                      -------     -------    ------          --------     --------    ------
Salaries                              $33,542     $29,449     (13.9)%        $ 66,277     $ 57,416     (15.4)%
Employee Benefits and
 Incentive Compensation                17,196      17,432       1.4            36,763       34,007      (8.1)
                                      -------     -------                    --------     --------
Total Salaries and Benefits            50,738      46,881      (8.2)          103,040       91,423     (12.7)

Net Occupancy                           9,355       9,741       4.0            19,133       19,495       1.9
Equipment                               4,500       4,366      (3.1)            8,747        8,624      (1.4)
Other                                  17,736      15,546     (14.1)           34,180       29,939     (14.2)
                                      -------     -------                    --------     --------
Total Operating Expenses              $82,329     $76,534      (7.6)         $165,100     $149,481     (10.4)
                                      =======     =======      ====          ========     ========      ====

         Non-interest operating expenses in the second quarter of 1994 increased $5.8 million to $82.3 million from the $76.5 million reported in the second quarter of 1993. For the six months ended June 30, 1994, non-interest operating expenses amounted to $165.1 million, $15.6 million higher than the $149.5 million incurred in the 1993 period. Excluding U.S. Trust Company of the Pacific Northwest, non-interest operating expenses increased 4.7% in the second quarter of 1994 and 7.6% for the six months, compared to the 1993 periods. Salaries and employee benefit expenses, including sales incentives and commissions, increased $3.9 million in the second quarter and $11.6 million for the first six months, reflecting increases in the asset management and mutual funds services businesses' professional staffs and related employee benefit expense. For the second quarter of 1994, the ratio of total operating expenses to taxable equivalent total operating income, net of interest expense and provision for credit losses, was 80.3%, compared to 80.7% for the second quarter of 1993. For the six months ended June 30, 1994, the ratio of total operating expenses to taxable equivalent total operating income, net of interest expense and provision for credit losses, was 79.2%, versus 79.1% for the first half of 1993.


Income Taxes
- ------------

         The Corporation's effective tax rate for both the second quarter and first six months of 1994 was 42.5%, compared with an effective tax rate of 42.0% for the respective 1993 periods.

Financial Condition:
- -------------------

Capital
- -------

         The Corporation has maintained its strong capital position throughout the first six months of 1994. The ratio of Tier 1 capital at June 30, 1994 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 13.82%, compared to 11.19% at June 30, 1993. The ratio of Total Capital at June 30, 1994 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 15.13%. At
June 30, 1993 this ratio was 12.48%.
         The leverage ratio (defined by the Federal Reserve Board as Tier 1 capital as of the period end divided by quarterly (3 month) total average assets reduced by goodwill and nonqualifying intangibles) amounted to 5.89% and 5.68% at June 30, 1994 and 1993, respectively.
         United States Trust Company of New York ("Trust Company") has also maintained its strong capital position. At June 30, 1994, the Trust Company's Tier 1 capital ratio was 13.08% compared to 10.86% at June 30, 1993. The Trust Company's leverage ratio (as defined by the Federal Reserve Board) was 5.50% and 5.49% at June 30, 1994 and 1993, respectively.
         For the six month period ended June 30, 1994, 90,000 shares of common stock were acquired under the Corporation's share repurchase program at an average price of $50.81 per share. For the comparable 1993 period, 110,500 shares were repurchased at an average cost of $54.00 per share. The Corporation's Board of Directors has authorized the repurchase of an aggregate of 3.7 million of its common shares under plans initiated in 1987, 1988 and 1992. Under its common stock repurchase program, the Corporation has authority to repurchase up to an additional 668,213 shares of common stock.
        One of the principal purposes of the Corporation's common stock repurchase program is to provide a supply of common shares for issuance under the Corporation's various common stock incentive and compensation plans. Such common shares are obtained through systematic purchases in the open market in amounts deemed sufficient to satisfy the Corporation's immediate and near-term (i.e., less than two years) obligations to issue common shares under its benefit plans. During the first six months of 1994, the Corporation issued 98,582 common shares under its various stock-based plans.

Asset/Liability Management
- --------------------------

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income, while complying with bank regulatory agency capital standards.

Liquidity
- ---------

         The Corporation's balance sheet is highly liquid. At June 30, 1994, 51.84% of total assets consisted of cash and securities readily convertible to cash. The comparable percentages for December 31, 1993 and June 30, 1993 are 43.96% and 49.94%, respectively.
         During the first six months of 1994, the Corporation purchased $784.5 million of securities available for sale and $392.5 million of securities held to maturity. The total securities purchased during the first six months of 1994 included $768.1 million of U.S. Government Treasury securities with an approximate weighted average maturity of
1.7 years and $374.0 million of U.S. Government Agency securities with an approximate weighted average life of 5.5 years. In January 1994, the Corporation sold $41.9 million of securities available for sale. There were no sales of securities for the six month period ended
June 30, 1993.
         The Corporation's portfolio of securities available for sale is mainly comprised of U.S. Treasury fixed rate obligations with original terms of two years or less (63%), Government National Mortgage Association ("GNMA") 15-year fixed rate mortgage-backed securities and GNMA adjustable rate mortgage-backed securities (20%), obligations of states and municipalities (6%) and variable rate collateralized mortgage obligations ("CMOs") (6%). The GNMAs are backed by the full faith and credit of the United States Government, while the CMOs are collateralized by GNMAs.
         The market value of securities available for sale has declined $25.4 million during the period from December 31, 1993 to June 30, 1994. The decrease in market value reflected several factors. First, the funds obtained from the sale, maturity and call of securities during this period were reinvested by the Corporation in securities yielding current market rates, which were lower than the rates previously earned.
         Second, interest rates (evidenced by actions by the Federal Reserve Board that caused the Federal funds interest rate to increase 125 basis points) increased, reducing the market value of fixed rate securities.

Liquidity (Cont'd.)
- ---------

         In excess of 95% of the Corporation's securities classified as held to maturity consist of GNMA 15-year fixed rate mortgage-backed securities ("Fixed rate GNMAs") and GNMA adjustable rate mortgage-backed securities ("GNMA ARMs"). These securities are backed by the full faith and credit of the United States Government. All of the fixed rate GNMAs were acquired in 1994, with approximately 75% of them being purchased in the first three months of the year. The portfolio of fixed rate GNMAs had an approximate average duration of 4.5 years. Approximately 50% of the GNMA ARMs were acquired in 1992 and 50% in the first three months of 1994. The portfolio of GNMA ARMs had an approximate average duration of
1.3 years.
         The market value of securities held to maturity at June 30, 1994 was $428.5 million, which was $21.3 million less than the carrying amount. At December 31, 1993, the fair value of securities held to maturity was $87.1 million, which exceeded the carrying amount by $300,000. The decline in market value reflects the increase in interest rates during the period beginning December 31, 1993 and ending June 30, 1994.
         At June 30, 1994, the Corporation held approximately
$750 million (carrying amount) of GNMA and CMO securities ("mortgage securities"). While these mortgage securities, as well as the Corporation's residential real estate mortgage loans ("mortgage loans"), are subject to prepayment risk, management believes that these are appropriate investments for the Corporation. The underlying nature of the Corporation's business and its balance sheet structure serve as a counterbalance to the prepayment risk. The Corporation's business generates a substantial amount of non-interest bearing deposits that, on average, remain available to fund long-term investments. Consequently, if the Corporation's prepayment experience is adverse, the funding of these investments through long-term non-interest bearing deposits mitigates the Corporation's net interest exposure. The Corporation also has invested in a large portfolio of U.S. Treasury obligations ("Treasuries") with an approximate weighted average maturity of
1.7 years. These Treasuries enable the Corporation to take advantage of rising interest rates while holding its mortgage securities and loans (See "Interest Rate Sensitivity").

Interest Rate Sensitivity
- -------------------------

         Interest rate risk arises from differences in the timing of repricing assets and liabilities. One measure of interest rate risk is the difference in asset and liability repricing on a cumulative basis within a specified time frame. The following table provides the components of the Corporation's interest rate sensitivity gaps at June 30, 1994. Gap analysis has inherent limitations as an analytical tool because it only measures the Corporation's exposure at a single point in time. This exposure to interest rates is constantly changing as a result of the Corporation's ongoing business and its management initiatives.
         As set forth in the following table, the Corporation had more liabilities repricing than assets (liability sensitive) through one year. In general, when an enterprise is liability sensitive, it's net interest income will improve in a declining interest rate environment and will decline in a rising interest rate environment. Conversely, an asset sensitive enterprise, which the Corporation is in the 1 - 5 year time period, will realize a benefit in net interest income if rates are rising and will have lower net interest income in a falling rate environment.

Interest Sensitivity (Cont'd.)
- --------------------

                                     0 - 3        4 - 6      7 - 12      1 - 5        Over
(In Thousands)                      Months       Months      Months      Years       5 Years     Total
                                  ----------   ----------   --------   ----------   --------   ----------
Assets
- ------
Interest Bearing Deposits
  with Banks                      $   61,990   $     -      $   -      $     -      $   -      $   61,990
Securities Available for
  Sale and Held to Maturity          382,745      117,569    188,639      787,872    190,658    1,667,483
Federal Funds Sold and
  Securities Purchased
  Under Agreements to Resell           5,000         -          -            -          -           5,000
Loans, Net of Allowance
  for Credit Losses                1,055,498       38,038     63,044      268,356    176,746    1,601,682
Other Assets                         317,237         -          -         146,093    113,630      576,960
                                  ----------   ----------   --------   ----------   --------   ----------
Total Assets                       1,822,470      155,607    251,683    1,202,321    481,034    3,913,115
                                  ----------   ----------   --------   ----------   --------   ----------

Liabilities and Stockholders' Equity
- ------------------------------------
Non-Interest Bearing Deposits        286,143      22,635      87,240      477,300    384,275    1,257,593
Interest Bearing Deposits          1,186,039       7,721      14,245        8,443       -       1,216,448
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Repurchase
  and Other Borrowings             1,007,481        -           -            -          -       1,007,481
Accounts Payable and
  Accrued Liabilities                   -           -         17,325       69,300     51,976      138,601
Long Term Debt                          -          1,650       3,021       47,634     10,269       62,574
Stockholders' Equity                    -           -           -         129,600    100,818      230,418
                                  ----------   ---------   ---------   ----------   --------   ----------
Total Liabilities and
  Stockholders' Equity             2,479,663      32,006     121,831      732,277    547,338    3,913,115
                                  ----------   ---------   ---------   ----------   --------   ----------
Asset/(Liability)
  Sensitivity Gap                   (657,193)    123,601     129,852      470,044    (66,304)        -
                                  ----------   ---------   ---------   ----------   --------   ----------
Interest Rate Swaps                   67,500     (6,125)    (13,750)      (47,625)      -            -
                                  ----------   ---------   ---------   ----------   --------   ----------
Interest Rate Sensitivity Gap       (589,693)    117,476     116,102      422,419    (66,304)        -
                                  ----------   ---------   ---------   ----------   --------   ----------
Cumulative Interest Rate
  Sensitivity Gap                 $ (589,693)  $(472,217)  $(356,115)  $   66,304   $   -      $     -
                                  ==========   =========   =========   ==========   ========   ==========
% of Total Assets                       15.1%       12.1%        9.1%         1.7%      -            -
                                  ==========   =========   =========   ==========   ========   ==========

Interest Sensitivity (Cont'd.)
- --------------------

         In managing its interest sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed rate GNMA mortgage-backed securities and fixed rate residential real estate mortgage loans. These investments are funded by a portion of the non-interest bearing deposits obtained through its trust business that are considered to be a stable source of long term funds and, to a lesser degree, by interest rate swaps, fixed rate long term debt and stockholders' equity. Investments in short-term and variable rate instruments, which are largely indexed to LIBOR, and investments in variable rate loans that are indexed to the prime rate are funded by money market deposits mainly derived from private banking clients and other short-term interest bearing liabilities.
         It is difficult to predict the impact of a change in the term structure of interest rates on the Corporation because of the nature of the Corporation's business. The Corporation's trust business exhibits seasonal fluctuations in the flow of non-interest bearing deposits over fairly regular semi-annual periods. Non-interest bearing deposit balances tend to be at their highest levels in the first and third quarters of the year and at their lowest levels in the second and fourth quarters. During periods of high non-interest bearing deposit levels, the Corporation will sell excess funds in the Federal funds and Eurodollar markets. During periods of seasonal deposit outflows, the Corporation will raise funds in the Federal funds, repurchase agreement and Eurodollar markets. From time to time, the Corporation will use forward rate agreements and other derivative products to either hedge its seasonal non-interest bearing deposit variations or to hedge anticipated short-term future investments.

Asset Quality
- -------------

         The Corporation's loan portfolio is comprised primarily of loans to private banking customers. Average loans increased
$216 million, or 20.4%, to $1.3 billion in the second quarter of 1994, from $1.1 billion in the second quarter of 1993. Residential real estate mortgages accounted for approximately 57% of the increase in the portfolio.

Asset Quality (Cont'd.)
- -------------

         An analysis of the allowance for credit losses follows.

                                            Three Month Periods               Six Month Periods
                                               Ended June 30,                   Ended June 30,
                                          -----------------------           -----------------------
(In Thousands)                               1994            1993              1994            1993
                                          -------         -------           -------         -------
Balance, Beginning of Period              $13,648         $12,218           $13,393         $11,676
                                          -------         -------           -------         -------
Provision Charged to Income                   500           1,250             1,000           2,500
                                          -------         -------           -------         -------
Recoveries:
  Private Banking                             123             269               293             453
  Other                                        88           1,026               141           1,044
                                          -------         -------           -------         -------
                                              211           1,295               434           1,497
                                          -------         -------           -------         -------
Charge-offs:
  Private Banking                            (192)           (703)             (660)         (1,533)
  Other                                      (150)             (8)             (150)            (88)
                                          -------         -------           -------         -------
                                             (342)           (711)             (810)         (1,621)
                                          -------         -------           -------         -------
Net (Charge Offs) Recoveries                 (131)            584              (376)           (124)
                                          -------         -------           -------         -------
Balance, End of Period                    $14,017         $14,052           $14,017         $14,052
                                          =======         =======           =======         =======

         The provision for credit losses in the second quarter of 1994 was $500,000, compared to $1.25 million in the second quarter of 1993. As a percentage of average loans for the quarter, net charge-offs, on an annualized basis, were 4 basis points for the second quarter of 1994, compared to net recoveries of 22 basis points for the second quarter of 1993.
         The allowance for credit losses at June 30, 1994, was $14.0 million, or 1.10% of average loans outstanding for the quarter. This compares with $13.4 million, or 1.13% of average loans outstanding for the quarter ended December 31, 1993, and $14.1 million, or 1.33% of average loans outstanding for the quarter ended June 30, 1993.

Asset Quality (Cont'd.)
- -------------

         The allowance for credit losses as a percentage of nonperforming loans was 239.48% at June 30, 1994, compared to 223.03% at December 31, 1993, and 203.21% at June 30, 1993. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 1.34% at June 30, 1994, compared to 1.47% at December 31, 1993 and 1.79% at June 30, 1993. The improvement in these ratios when comparing June 30, 1994 with December 31, 1993, reflects a net addition to the allowance for credit losses since December 31, 1993 as the provision has exceeded net loan charge-offs and a modest reduction in nonperforming loans and nonperforming assets.
         Nonperforming assets, which include non-accrual and restructured loans and real estate acquired in debt restructurings, are as follows:

                              June 30,       December 31,       June 30,
(In Millions)                     1994               1993           1993
                              --------       ------------       --------
Non-accrual and
  restructured loans             $ 5.8              $ 6.0          $ 6.9
Real estate acquired in
  debt restructurings             11.4               11.5           12.2
                                 -----              -----          -----
Total Nonperforming Assets       $17.2              $17.5          $19.1
                                 =====              =====          =====

Accounting Standards Not Yet Adopted
- ------------------------------------

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114")," issued in May 1993, addresses the accounting by creditors for impairment of certain loans. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. Based upon a preliminary review, the Corporation does not believe that the adoption of FAS 114 will have a significant impact on the financial condition or results of operations of the Corporation.

                       PART II - OTHER INFORMATION
                       ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Shareholders of the registrant was held April 26, 1994.

         (b)  Not applicable

         (c)  (i)   Election of nine directors of the Corporation, seven
              to hold office for a term of three years, one to hold office for a term of two years, one to hold office for a term of one year, and, in each case, until their successors have been elected and qualified.

Term Expires in 1997:

Peter O. Crisp                        Daniel P. Davison
  Affirmative Votes     8,409,658       Affirmative Votes     8,412,431
  Negative Votes           34,220       Negative Votes           31,447
  Abstentions/No Vote        -          Abstentions/No Vote        -

Antonia M. Grumbach                   Frederic C. Hamilton
  Affirmative Votes     8,413,939       Affirmative Votes     8,379,944
  Negative Votes           29,939       Negative Votes           63,934
  Abstentions/No Vote        -          Abstentions/No Vote        -

Peter L. Malkin                       Jeffrey S. Maurer
  Affirmative Votes     8,414,256       Affirmative Votes     8,411,861
  Negative Votes           29,622       Negative Votes           32,017
  Abstentions/No Vote        -          Abstentions/No Vote        -

Richard F. Tucker
  Affirmative Votes     8,414,873
  Negative Votes           29,005
  Abstentions/No Vote        -

Term Expires in 1996:

Eleanor Baum
  Affirmative Votes     8,407,111
  Negative Votes           36,767
  Abstentions/No Vote        -

Item 4.  Submission of Matters to a Vote of Security Holders (Cont'd.)
         ---------------------------------------------------

         (c)  (i)   Election of nine directors of the Corporation, seven
              to hold office for a term of three years, one to hold office for a term of two years, one to hold office for a term of one year, and, in each case, until their successors have been elected and qualified.

Term Expires in 1995:

Ruth A. Wooden
  Affirmative Votes     8,410,328
  Negative Votes           33,550
  Abstentions/No Vote        -

         (c) (ii)   Appointment of Coopers & Lybrand as independent
         auditors for the Corporation and its consolidated subsidiaries for the year 1994.

         Affirmative Votes     8,330,661
         Negative Votes           66,374
         Abstentions/No Vote      46,843

         (c) (iii) Assumption by the Corporation of certain employee benefit plans of United States Trust Company of New York.

         Affirmative Votes     8,142,187
         Negative Votes          109,108
         Abstentions/No Vote     192,583

         (c) (iv)   Amendments to the 1989 Stock Compensation Plan.

         Affirmative Votes     7,438,501
         Negative Votes          421,950
         Abstentions/No Vote     583,427

         (c) (v)    Amendments to the 1988 Long-Term Plan and Long-Term
         Plan

         Affirmative Votes     7,435,037
         Negative Votes          415,348
         Abstentions/No Vote     593,493

Item 4.  Submission of Matters to a Vote of Security Holders (Cont'd.)
         ---------------------------------------------------

         (c) (vi)   Approval of the amended Board Members' Deferred
         Compensation Plan

         Affirmative Votes     7,498,609
         Negative Votes          344,343
         Abstentions/No Vote     600,926

         (d)  Not applicable


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





                                             U. S. Trust Corporation
                                         ------------------------------
                                                   (Registrant)





Date: August 15, 1994                         Richard E. Brinkmann
     ----------------                    ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)