Form 10-K/A
period 1993-12-31
U S TRUST CORP
filed 1994-08-19
CIK 225971

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                            FORM 10-K/A

                          AMENDMENT NO. 1

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

                  $473,420,000 as of February 28, 1994

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

9,374,647 Common Shares, Par Value $1 Per Share, as of February 28,
1994.
































                                   -2-
<PAGES>
                          SIGNATURES
                          ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     U. S. TRUST CORPORATION
                                           (Registrant)


                                     By    RICHARD E. BRINKMANN
                                        ------------------------------
                                               (Signature)
                                           Richard E. Brinkmann
                                           Senior Vice President
                                              and Comptroller
                                        (Principal Accounting Officer)

Dated:  August 19, 1994

                             Index of Exhibits
                             -----------------

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
3.1 Certificate of Incorporation of the Corporation, as amended through May 4, 1993, filed as Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. (A)

3.2 By-Laws of the Corporation, as amended through October 28, 1986, filed as Exhibit (3) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987. (A)

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1 Specimen certificate representing the Corporation's Common Shares, filed as Exhibit 6.3(a) to the Corporation's
             Registration Statement on Form S-14 (Registration
             No. 2-60433). (A)

4.2 Form of Rights Agreement, dated as of January 26, 1988, between the Corporation and Morgan Shareholder Services Trust Company, as Rights Agent, filed on January 28, 1988 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares. (A)

4.3 Form of Amendment No. 1, dated as of December 12, 1989, to the Rights Agreement, between the Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, filed as Exhibit 4.4 to the Corporation's Current Report on Form 8-K dated December 12, 1989. (A)

- -----------------------------
A)  Incorporated by reference.
B)  Filed with original submission of Form 10-K.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
4.4 Specimen certificate representing Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares, filed on January 28, 1988 as Exhibit B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering such Rights. (A)

10.1 Trust Company's Lease, dated June 20, 1980, with New York Equities, Inc. covering space at 770 Broadway, New York, New York (the "770 Lease"), filed as Exhibit (10)(b) to the 1990 10-K. (A)

10.2 Amendments to the 770 Lease between the Trust Company and New York Equities, Inc. dated, respectively, as of April 20, 1981 and as of July 1, 1981; an amendment to the 770 Lease, between the Trust Company and Georgetown 770 Realty Company, as successor to New York Equities, Inc., dated as of May 31, 1984; and amendments to the 770 Lease between the Trust Company and New York Equities Company, as successor to New York Equities, Inc., dated, respectively, as of May 15, 1986 and as of December 8, 1988, filed as Exhibit (10)(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K"). (A)

10.3 Amendment to the 770 Lease between the Trust Company and New York Equities Company dated as of June 1, 1990, filed as Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K"). (A)

10.4 Lease, dated as of September 10, 1987, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, covering space at 114 West 47th Street, New York, New York; letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989; Subordination Agreement dated as of September 10, 1987 between the Trust Company and 1133 Building Corp. subordinating to such Lease a ground lease with respect to

- -----------------------------
A)  Incorporated by reference.
B)  Filed with original submission of Form 10-K.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
10.4         the property subject to such Lease; Right of First Refusal
(Cont'd.)    dated as of September 10, 1987 between the Trust Company
             and the Lessor respecting the construction of an annex (at
             130 West 47th Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September
             10, 1987 among the Trust Company, the Lessor and 1155
             Office Building Corp. under which the Trust Company and the Lessor may exercise an option to purchase property (at 132
             West 47th Street, New York, New York) contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to the 1989 10-K. (A)

10.5 Lease modification agreement, dated December 7, 1987, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee; Modification of Annex Agreement, dated December 7, 1987, between 46-47 Associates and the Trust Company; Modification of Right of First Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and the Trust Company York, New York. (B)

10.6 Confirmation and Clarification Agreement, dated March 10, 1992, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987. (B)

10.7 Clarification of Lease Modification Agreement, dated March 24, 1992, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee; Clarification of Right of First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and the Trust Company; Termination of Annex Agreement, dated March 24, 1992, between 46-47 Associates and the Trust Company; Agreement, dated March 24, 1992, between 46-47 Associates and the Trust Company; Grant of Easement and Zoning Lot and Development Agreement, dated March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture, dated March 24, 1992, between 46-47 Associates and David Puchall. (B)

- -----------------------------
A)  Incorporated by reference.
B)  Filed with original submission of Form 10-K.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
10.8 Second Lease Modification Agreement, dated May 10, 1993, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987. (B)

             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
             ---------------------------------------------
10.9 1981 Incentive Stock Option Plan of the Trust Company and Affiliated Companies, as amended through January 1, 1983. (B)

10.10 Amendment dated July 27, 1987 to the 1981 Incentive Stock Option Plan of the Trust Company and affiliated companies, filed as Exhibit (10)(m) to the 1990 10-K. (A)

10.11 Amendment dated January 26, 1988 to the 1981 Incentive Stock Option Plan of the Trust Company and affiliated companies, filed as Exhibit (10)(n) to the 1990 10-K. (A)

10.12 1986 Stock Option Plan of the Trust Company and Affiliated Companies, as amended through October 24, 1989, filed as Exhibit (10)(s) to the 1989 10-K. (A)

10.13 Annual Incentive Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994. (B)

10.14        1990 Annual Incentive Plan of the Trust Company and
             Affiliated Companies, as amended and restated effective as of January 1, 1994. (B)

10.15 Long-Term Performance Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994. (B)

10.16 1988 Long-Term Performance Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994. (B)

- -----------------------------
A)  Incorporated by reference.
B)  Filed with original submission of Form 10-K.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (Cont'd.)
             ---------------------------------------------
10.17 1989 Stock Compensation Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994, included in Exhibit 99 of this Form 10-K as Appendix A. (B)

10.18 Benefit Equalization Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994. (B)

10.19 1990 Change in Control and Severance Policy for Top Tier Officers of the Trust Company and Affiliated Companies, as amended and restated effective as of January 1, 1994. (B)

10.20        Agreements re supplemental retirement benefits for Messrs.
             Schwarz, Maurer, Roberts, Taylor and Wonham, as amended and restated as of January 25, 1994. (B)

10.21        Executive Deferred Compensation Plan of U.S. Trust
             Corporation, as adopted effective as of January 1, 1994. (B)

10.22        The Corporation's Stock Option Plan for Non-Employee
             Directors filed as Exhibit (10)(u) to the 1989 10-K. (A)

10.23 Board Members' Deferred Compensation Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994, included in Exhibit 99 of this Form 10-K as Appendix B. (B)

10.24 Board Members' Retirement Plan of U.S. Trust Corporation, as amended, restated and renamed effective as of January 1, 1994. (B)

10.25        Stock Plan for Non-Officer Directors of U.S. Trust
             Corporation effective as of February 15, 1992, filed as Exhibit A to Exhibit 28 to the 1991 10-K. (A)

11           Statement re Computation of Per Share Earnings. (B)

- -----------------------------
A)  Incorporated by reference.
B)  Filed with original submission of Form 10-K.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
13           1993 Annual Report to Shareholders. (Filed with this
             Amendment No. 1.)

22           List of Subsidiaries. (B)

23           Consent of Independent Accountants. (B)

99           Definitive Proxy Statement. (B)

- -----------------------------
A)  Incorporated by reference.
B)  Filed with original submission of Form 10-K.