Form 10-Q
period 1994-09-30
U S TRUST CORP
filed 1994-11-14
CIK 225971

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarterly Period Ended           SEPTEMBER 30, 1994
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

9,389,296 shares, Common Stock $1 par value, as of October 31, 1994

                      PART I - FINANCIAL INFORMATION
                      ------------------------------


Item 1.  Financial Statements
         --------------------

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
- ----------------------------                                     ------

Consolidated Statement of Income for the Three Month
Periods Ended September 30, 1994 and 1993                           3

Consolidated Statement of Income for the Nine Month
Periods Ended September 30, 1994 and 1993                           4

Consolidated Statement of Condition as of September 30,
1994 and December 31, 1993                                          5

Consolidated Statement of Changes in Stockholders' Equity
for the Nine Month Periods Ended September 30, 1994 and 1993        6

Consolidated Statement of Cash Flows for the Nine
Month Periods Ended September 30, 1994 and 1993                     7

Notes to the Consolidated Financial Statements                      8

Consolidated Net Interest Income and Average Balances for
the Three Month Periods Ended September 30, 1994 and 1993          11

Consolidated Net Interest Income and Average Balances for
the Nine Month Periods Ended September 30, 1994 and 1993           12


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

                                U.S. TRUST CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                              For the Three Month Periods Ended September 30,
                                             -----------------------------------------------------
                                                                              Better (Worse)
                                                                           -----------------------
                                                1994           1993            $             %
                                             ---------      ---------      ---------      --------
INTEREST INCOME
Loans                                        $  24,846      $  19,729      $   5,117         25.9 %
Securities:
  Taxable                                       21,761         18,515          3,246         17.5
  Exempt from Federal Income Taxes               1,224          1,679           (455)       (27.1)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell             789          3,598         (2,809)       (78.1)
Deposits with Banks                              1,758          1,976           (218)       (11.0)
                                             ---------      ---------      ---------
Total Interest Income                           50,378         45,497          4,881         10.7
                                             ---------      ---------      ---------
INTEREST EXPENSE
Deposits                                        12,892          9,875         (3,017)       (30.6)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                               8,201          2,672         (5,529)          -
Long Term Debt                                   1,272          1,362             90          6.6
                                             ---------      ---------      ---------
Total Interest Expense                          22,365         13,909         (8,456)       (60.8)
                                             ---------      ---------      ---------
NET INTEREST INCOME                             28,013         31,588         (3,575)       (11.3)
Provision for Credit Losses                        500          1,000            500         50.0
                                             ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                             27,513         30,588         (3,075)       (10.1)
                                             ---------      ---------      ---------
FEES AND OTHER INCOME
Fiduciary and Other Fees                        73,813         66,563          7,250         10.9
Securities Gains (Losses), Net                      25             (3)            28           -
Other                                            3,138          2,123          1,015         47.8
                                             ---------      ---------      ---------
Total Fees and Other Income                     76,976         68,683          8,293         12.1
                                             ---------      ---------      ---------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses      104,489         99,271          5,218          5.3
                                             ---------      ---------      ---------
OPERATING EXPENSES
Salaries                                        34,253         30,895         (3,358)       (10.9)
Employee Benefits and Incentive
  Compensation                                  15,787         16,722            935          5.6
                                             ---------      ---------      ---------
Total Salaries and Benefits                     50,040         47,617         (2,423)        (5.1)
Net Occupancy                                   10,312          9,947           (365)        (3.7)
Equipment                                        4,794          4,420           (374)        (8.5)
Other                                           17,376         16,344         (1,032)        (6.3)
                                             ---------      ---------      ---------
Total Operating Expenses                        82,522         78,328         (4,194)        (5.4)
                                             ---------      ---------      ---------
Income Before Income Tax Expense                21,967         20,943          1,024          4.9
Income Tax Expense                               9,022          9,027              5          0.1
                                             ---------      ---------      ---------
Net Income                                   $  12,945      $  11,916      $   1,029          8.6
                                             =========      =========      =========      =======
Net Income Per Share                         $    1.30      $    1.20      $    0.10          8.3 %
                                             =========      =========      =========      =======
The accompanying notes are an integral part of these financial statements.

                                U.S. TRUST CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                               For the Nine Month Periods Ended September 30,
                                             -----------------------------------------------------
                                                                              Better (Worse)
                                                                           -----------------------
                                                1994           1993            $             %
                                             ---------      ---------      ---------      --------
INTEREST INCOME
Loans                                        $  67,562      $  56,784      $  10,778         19.0 %
Securities:
  Taxable                                       55,991         52,586          3,405          6.5
  Exempt from Federal Income Taxes               3,843          5,767         (1,924)       (33.4)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell           6,315          9,165         (2,850)       (31.1)
Deposits with Banks                              3,051          4,372         (1,321)       (30.2)
                                             ---------      ---------      ---------
Total Interest Income                          136,762        128,674          8,088          6.3
                                             ---------      ---------      ---------
INTEREST EXPENSE
Deposits                                        32,525         28,047         (4,478)       (16.0)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                              18,011          8,034         (9,977)      (124.2)
Long Term Debt                                   3,835          4,034            199          4.9
                                             ---------      ---------      ---------
Total Interest Expense                          54,371         40,115        (14,256)       (35.5)
                                             ---------      ---------      ---------
NET INTEREST INCOME                             82,391         88,559         (6,168)        (7.0)
Provision for Credit Losses                      1,500          3,500          2,000         57.1
                                             ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                             80,891         85,059         (4,168)        (4.9)
                                             ---------      ---------      ---------
FEES AND OTHER INCOME
Fiduciary and Other Fees                       219,965        193,741         26,224         13.5
Securities Gains, Net                            2,059             22          2,037         -
Other                                            7,661          6,486          1,175         18.1
                                             ---------      ---------      ---------
Total Fees and Other Income                    229,685        200,249         29,436         14.7
                                             ---------      ---------      ---------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses      310,576        285,308         25,268          8.9
                                             ---------      ---------      ---------
OPERATING EXPENSES
Salaries                                       100,530         88,311        (12,219)       (13.8)
Employee Benefits and Incentive
  Compensation                                  52,550         50,729         (1,821)        (3.6)
                                             ---------      ---------      ---------
Total Salaries and Benefits                    153,080        139,040        (14,040)       (10.1)
Net Occupancy                                   29,445         29,442             (3)         0.0
Equipment                                       13,541         13,044           (497)        (3.8)
Other                                           51,556         46,283         (5,273)       (11.4)
                                             ---------      ---------      ---------
Total Operating Expenses                       247,622        227,809        (19,813)        (8.7)
                                             ---------      ---------      ---------
Income Before Income Tax Expense                62,954         57,499          5,455          9.5
Income Tax Expense                              26,441         24,380         (2,061)        (8.5)
                                             ---------      ---------      ---------
Net Income                                   $  36,513      $  33,119      $   3,394         10.2
                                             =========      =========      =========      =======
Net Income Per Share                         $    3.68      $    3.34      $    0.34         10.2 %
                                             =========      =========      =========      =======
The accompanying notes are an integral part of these financial statements.

                              U.S. TRUST CORPORATION
                        CONSOLIDATED STATEMENT OF CONDITION
                              (Dollars In Thousands)
                                   (UNAUDITED)

                                                  September 30,          December 31,
ASSETS                                                     1994                  1993
                                                  -------------         -------------
Cash and Due from Banks                            $   358,934           $   179,117
Interest Bearing Deposits with Banks                    74,885                61,476
Securities:
  Available for Sale                                 1,283,886               836,532
  Held to Maturity (Estimated Fair Value
    $424,966 in 1994 and $87,069 in 1993)              448,004                86,748
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                             6,000               237,000

Loans                                                1,569,618             1,398,723
Less:  Allowance for Credit Losses                      14,427                13,393
                                                  -------------          ------------
Net Loans                                            1,555,191             1,385,330

Premises and Equipment                                 108,159               109,767
Other Assets                                           183,472               290,382
                                                  -------------          ------------
Total Assets                                       $ 4,018,531           $ 3,186,352
                                                  =============          ============
LIABILITIES
Deposits:
  Non-Interest Bearing                             $ 1,110,948           $ 1,241,085
  Interest Bearing                                   1,272,261             1,245,529
                                                  -------------          ------------
Total Deposits                                       2,383,209             2,486,614
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borrowings      1,187,958               258,072
Accounts Payable and Accrued Liabilities               145,153               147,979
Long Term Debt                                          62,574                65,100
                                                  -------------          ------------
Total Liabilities                                    3,778,894             2,957,765
                                                  -------------          ------------
STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
  Authorized; 11,511,750 Shares Issued in 1994
  and 11,436,293 Shares Issued in 1993                  11,512                11,436
Capital Surplus                                         70,190                67,898
Retained Earnings                                      264,806               242,112
Treasury Stock at Cost (2,125,530 Shares in 1994
  and 2,076,868 Shares in 1993)                        (85,895)              (82,857)
Loan to ESOP                                           (16,171)              (18,697)
Unrealized Gain (Loss), Net of Taxes, on
  Securities Available for Sale                         (4,805)                8,695
                                                  -------------          ------------
Total Stockholders' Equity                             239,637               228,587
                                                  -------------          ------------
Total Liabilities and Stockholders' Equity         $ 4,018,531           $ 3,186,352
                                                  =============          ============

The accompanying notes are an integral part of these financial statements.

                                U.S. TRUST CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                                       For the Nine Month Periods
                                                          Ended September 30,
                                                       -----------------------------
                                                          1994                1993
                                                       ---------           ---------
COMMON STOCK
Balance, January 1                                     $  11,436           $  56,506
Issuance of Shares Under Employee Benefit Plans               76                 448
Change in Par Value of Common Stock                         -                (45,537)
                                                       ---------           ---------
Balance, September 30                                  $  11,512           $  11,417
                                                       =========           =========
CAPITAL SURPLUS
Balance, January 1                                     $  67,898           $  23,280
Employee Benefit Plans                                     2,292               3,156
Change in Par Value of Common Stock                         -                 45,537
                                                       ---------           ---------
Balance, September 30                                  $  70,190           $  71,973
                                                       =========           =========
RETAINED EARNINGS
Balance, January 1                                     $ 242,112           $ 216,839
Net Income                                                36,513              33,119
Cash Dividends Declared ($1.50 and $1.41 Per Share)      (14,052)            (13,257)
Tax Benefit on Dividends Paid to ESOP                        233                 595
                                                       ---------           ---------
Balance, September 30                                  $ 264,806           $ 237,296
                                                       =========           =========
TREASURY STOCK
Balance, January 1                                     $ (82,857)          $ (78,443)
Purchases                                                 (4,729)             (5,967)
Issuance (Tender) of Shares Under Employee
  Benefit Plans, Net                                    -                      2,896
                                                       ---------           ---------
Balance, September 30                                  $ (87,586)          $ (81,514)
                                                       =========           =========
LOAN TO ESOP
Balance, January 1                                     $ (18,697)          $ (21,029)
Principal Payment by ESOP                                  2,526               2,332
                                                       ---------           ---------
Balance, September 30                                  $ (16,171)          $ (18,697)
                                                       =========           =========
UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                     $   8,695           $    -
Net Change in Fair Value, After Taxes                    (13,500)               -
                                                       ---------           ---------
Balance, September 30                                  $  (4,805)          $    -
                                                       =========           =========
TOTAL STOCKHOLDERS' EQUITY                             $ 237,946           $ 220,475
                                                       =========           =========
The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                             For Nine Month Periods
                                                               Ended September 30,
                                                          -------------------------------
                                                             1994                 1993
                                                          ----------           ----------
Cash Flows From Operating Activities:
Net Income                                                $   36,513           $   33,119
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Provision for Credit Losses                                  1,500                3,500
  Depreciation and Amortization of Premises and
    Equipment and Other Assets                                10,597               10,566
  Net Amortization of Premium on Securities:
    Available for Sale                                         2,614                -
    Held to Maturity                                           1,618                -
    Investment                                                 -                    7,188
  Net Change in Accrued Interest, Commissions and
    Other Receivables                                        134,651              (32,760)
  Net Change in Accounts Payable and Other Liabilities        (1,919)              22,538
  Other, Net                                                  (4,537)              (2,011)
                                                          ----------           ----------
Net Cash Provided by Operating Activities                    181,037               42,140
                                                          ----------           ----------
Cash Flows From Investing Activities:
Net Change in Interest Bearing Deposits with Banks           (13,409)            (198,917)
Purchases of Securities:
  Available for Sale                                      (1,062,448)               -
  Held to Maturity                                          (402,051)               -
  Investment                                                   -                 (692,614)
Proceeds From Sales of Securities:
  Available for Sale                                          43,957                -
  Held to Maturity                                             -                    -
  Investment                                                   -                    -
Proceeds From Maturities, Calls and Mandatory
  Redemptions of Securities:
  Available for Sale                                         545,144                -
  Held to Maturity                                            39,177                -
  Investment                                                   -                  447,901
Net Change in Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                       231,000                -
Net Change in Loans                                         (170,895)             (59,744)
Expenditures for Premises and Equipment, Net of Retirements   (7,956)             (11,356)
Principal Payment by ESOP                                      2,526                2,332
Other, Net                                                   (14,289)               3,387
                                                          ----------           ----------
Net Cash (Used) by Investing Activities                     (809,244)            (509,011)
                                                          ----------           ----------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                 (130,137)             129,350
Net Change in Money Market and Other Savings Deposits          5,652               81,497
Net Change in Time Deposits                                   21,080              (11,659)
Net Change in Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and Other Borrowings        929,886              495,482
Issuance of Long Term Debt                                     -                    4,000
Repayments of Long Term Debt                                  (2,526)              (7,632)
Issuance of Common Stock                                       2,572                3,672
Purchases of Treasury Stock                                   (4,729)              (5,967)
Dividends Paid                                               (13,774)             (12,793)
                                                          ----------           ----------
Net Cash Provided by Financing Activities                    808,024              675,950
                                                          ----------           ----------
Net Change in Cash and Cash Equivalents                      179,817              209,079
Cash and Cash Equivalents at January 1                       179,117              219,709
                                                          ----------           ----------
Cash and Cash Equivalents at September 30                 $  358,934           $  428,788
                                                          ==========           ==========

Income Taxes Paid                                         $   27,283           $   22,952
Interest Expense Paid                                         53,590               39,616

The accompanying notes are an integral part of these financial statements.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       PLEDGED ASSETS
         --------------

         Assets carried at $266,810,000 on September 30, 1994 and
         $285,543,000 on December 31, 1993 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.


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

         In addition, the Corporation also adopted as of December 31, 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with the provisions of FAS 115, debt securities that the Corporation has both the positive intent and ability to hold to maturity are classified as Securities Held to Maturity and carried at historical cost, adjusted for amortization of premiums and accretion of discounts ("amortized cost"). Gains and losses related to Securities Held to Maturity are not recorded until realized.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.       CHANGE IN ACCOUNTING PRINCIPLES (Cont'd.)
         -------------------------------

         Debt securities that may be sold prior to maturity as part of asset/liability management or in response to other factors are classified as Securities Available for Sale and carried at their estimated fair value with unrealized gains and losses reported in a separate component of stockholders' equity, net of deferred taxes. In prior years, the Corporation accounted for all of its investment securities portfolio using the amortized cost method.

         As of September 30, 1994, $1,284 million of securities were classified as available for sale. The unrealized loss in market value amounted to $8,930,000. Stockholders' equity has been decreased by $4,805,000 (net of $4,125,000 of deferred income taxes). The carrying amount of investment securities classified as held to maturity was $448 million. The estimated fair value of these securities was $425 million.

         The consolidated statement of cash flows excludes the impact of the unrealized loss on securities classified as available for sale.


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


6.       SUBSEQUENT EVENT
         ----------------

         On October 24, 1994, the Corporation announced that it is in negotiations for sale to a third party of its institutional custody, mutual funds servicing and unit trust businesses. See Exhibit 99.

                           U.S. TRUST CORPORATION
                 CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
   (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                     (UNAUDITED)

                                       For the Three Month Periods Ended September 30,
                              ---------------------------------------------------------------------------------
                                          1994                                        1993
                              -------------------------------------       -------------------------------------
                               Average                      Average        Average                      Average
                               Balance        Interest       Rate          Balance        Interest       Rate
                              ----------      --------      -------       ----------      --------      -------
ASSETS
Interest Bearing
    Deposits with Banks       $  148,224      $  1,758         4.71 %     $  243,325      $  1,976         3.22 %
                              ----------      --------                    ----------      --------
Securities (1):
    U.S. Government
       Obligations               906,130        10,339         4.56          481,883         6,596         5.48
    Federal Agency
       Obligations               683,676        10,569         6.18          753,495        10,627         5.64
    State and Municipal
       Obligations                80,914         1,963         9.70           97,985         2,656        10.84
    Collateralized
       Mortgage
       Obligations (2)            69,960           860         4.92          173,291         1,329         3.07
    Other Securities              38,714           430         4.44           34,968           335         3.83
                              ----------      --------                    ----------      --------
Total Securities               1,779,394        24,161         5.43        1,541,622        21,543         5.59
                              ----------      --------                    ----------      --------
Loans (3)                      1,358,874        24,853         7.26        1,139,460        19,744         6.87
                              ----------      --------                    ----------      --------
Federal Funds Sold and
    Securities Purchased
    Under Agreements to
    Resell                        71,309           789         4.39          466,656         3,598         3.06
                              ----------      --------                    ----------      --------
Total Interest Earning
    Assets                     3,357,801        51,561         6.12        3,391,063        46,861         5.50
                              ----------      --------                    ----------      --------
Allowance for Credit
    Losses                       (14,225)                                    (14,404)
Cash and Due from Banks          378,656                                     331,776
Other Assets                     436,752                                     396,506
                              ----------                                  ----------
Total Assets                  $4,158,984                                  $4,104,941
                              ==========                                  ==========
LIABILITIES AND
    STOCKHOLDERS' EQUITY
Interest Bearing
    Deposits                  $1,382,817      $ 12,892         3.70       $1,358,616         9,875         2.88
Federal Funds Purchased,
    Securities Sold Under
    Agreements to Re-
    purchase and Other
    Borrowings                   707,691         8,201         4.60          350,149         2,672         3.03
Long Term Debt                    62,574         1,272         8.13           66,750         1,362         8.16
                              ----------      --------                    ----------      --------
Total Sources on Which
    Interest is Paid           2,153,082        22,365         4.12        1,775,515        13,909         3.11
                              ----------      --------                    ----------      --------
Total Non-Interest
    Bearing Deposits           1,607,475                                   1,963,454
Other Liabilities                151,682                                     138,836
Stockholders' Equity (3)         246,745                                     227,136
                              ----------                                  ----------
Total Liabilities and
    Stockholders' Equity      $4,158,984                                  $4,104,941
                              ==========                                  ==========
Net Interest Income                           $ 29,196                                    $ 32,952
                                              ========                                    ========
Net Yield on Interest
    Earning Assets                                             3.47                                        3.87
                                                               ====                                       =====
Interest Spread                                                2.00                                        2.39
                                                               ====                                       =====
(1) Includes securities classified at September 30, 1994 as available for sale and held to maturity at amortized cost and securities classified as investment securities in 1993.  The average balance and average rate for securities available for sale have been calculated using their amortized cost.

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

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%.  The amounts of the tax equivalent adjustments to net interest income are as follows:
    Total Securities                          $  1,176                                    $  1,349
    Total Loans                               $      7                                    $     15

                                U.S. TRUST CORPORATION
                 CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
   (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                     (UNAUDITED)

                                      For the Nine Month Periods Ended September 30,
                             -------------------------------------------------------------------------------
                                         1994                                      1993
                             ------------------------------------      -------------------------------------
                              Average                      Average      Average                      Average
                              Balance        Interest       Rate        Balance        Interest       Rate
                             ----------      --------      -------     ----------      --------      -------
ASSETS
Interest Bearing
   Deposits with Banks       $   97,486      $  3,051       4.18 %     $  178,170      $  4,372         3.28 %
                             ----------      --------                  ----------      --------
Securities (1):
   U.S. Government
      Obligations               759,313        25,090       4.41          398,969        17,670         5.91
   Federal Agency
      Obligations               637,563        27,831       5.82          671,589        29,166         5.79
   State and Municipal
      Obligations                81,928         6,154      10.02          113,605         9,138        10.73
   Collateralized
      Mortgage
      Obligations (2)            86,011         2,672       4.14          223,418         5,654         3.37
   Other Securities              56,732         1,618       3.80           39,334         1,097         3.72
                             ----------      --------                  ----------      --------
Total Securities              1,621,547        63,365       5.21        1,446,915        62,725         5.78
                             ----------      --------                  ----------      --------
Loans (3)                     1,291,170        67,585       7.00        1,085,251        56,832         7.00
                             ----------      --------                  ----------      --------
Federal Funds Sold and
   Securities Purchased
   Under Agreements to
   Resell                       258,305         6,315       3.27          403,569         9,165         3.04
                             ----------      --------                  ----------      --------
Total Interest Earning
   Assets                     3,268,508       140,316       5.73        3,113,905       133,094         5.71
                             ----------      --------                  ----------      --------
Allowance for Credit
   Losses                       (13,919)                                  (13,217)
Cash and Due from Banks         344,565                                   318,583
Other Assets                    452,918                                   405,230
                             ----------                                ----------
Total Assets                 $4,052,072                                $3,824,501
                             ==========                                ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest Bearing
   Deposits                  $1,346,418      $ 32,525       3.23       $1,266,020        28,047         2.96
Federal Funds Purchased,
   Securities Sold Under
   Agreements to Re-
   purchase and Other
   Borrowings                   591,500        18,011       4.07          359,744         8,034         2.99
Long Term Debt                   62,861         3,835       8.14           65,601         4,034         8.20
                             ----------      --------                  ----------      --------
Total Sources on Which
   Interest is Paid           2,000,779        54,371       3.63        1,691,365        40,115         3.17
                             ----------      --------                  ----------      --------
Total Non-Interest
   Bearing Deposits           1,638,770                                 1,776,356
Other Liabilities               168,846                                   133,432
Stockholders' Equity (3)        243,677                                   223,348
                             ----------                                ----------
Total Liabilities and
   Stockholders' Equity      $4,052,072                                $3,824,501
                             ==========                                ==========
Net Interest Income                          $ 85,945                                  $ 92,979
                                             ========                                  ========
Net Yield on Interest
   Earning Assets                                           3.51                                        3.99
                                                           =====                                       =====
Interest Spread                                             2.10                                        2.54
                                                           =====                                       =====
(1)Includes securities classified at September 30, 1994 as available for sale and held to maturity at amortized cost and securities classified as investment securities in 1993.  The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)Primarily comprised of variable rate collateralized mortgage obligations.

(3)Loans include the Loan to ESOP, which had an average balance of $16,458,000 in 1994 and $18,970,000 in 1993.

(4)Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%.  The amounts of the tax equivalent adjustments to net interest income are as follows:
   Total Securities                          $  3,531                                  $  4,372
   Total Loans                               $     23                                  $     48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Results of Operations:
- ---------------------

          Net income for the third quarter ended September 30, 1994 amounted to $12.9 million, an increase of 8.6% over the $11.9 million earned in the third quarter of 1993. Fully diluted net income per share for the quarter totaled $1.30, an 8.3% increase over the $1.20 earned in the third quarter of 1993. For the nine month period ended September 30, 1994, net income amounted to $36.5 million, a 10.2% improvement over the $33.1 million achieved in the 1993 period.
Fully diluted net income per share was $3.68 for the 1994 nine months, compared to $3.34 in the 1993 period, an increase of 10.2%.
         The Corporation's return on average stockholders' equity for the first nine months of 1994 was 21.5%, compared to 21.7% for the first nine months of 1993. Its return on average total assets was 1.21% in the nine months ended September 30, 1994, versus 1.16% in the nine months ended September 30, 1993.

Net Interest Income (Taxable Equivalent Basis)
- ----------------------------------------------

                                  Three Month Periods                    Nine Month Periods
                                  Ended September 30,      %             Ended September 30,       %
                                  -------------------    Better         --------------------     Better
(Dollars In Thousands)             1994        1993      (Worse)          1994        1993       (Worse)
                                  -------     -------    ------         --------    --------     ------
Interest Income                   $50,378     $45,497      10.7 %       $136,762    $128,674        6.3 %
Taxable Equivalent
  Adjustment                        1,183       1,364     (13.3)           3,554       4,420      (19.6)
                                  -------     -------                   --------    --------
Total Interest Income              51,561      46,861      10.0          140,316     133,094        5.4
Interest Expense                   22,365      13,909     (60.8)          54,371      40,115      (35.5)
                                  -------     -------                   --------    --------
Net Interest Income               $29,196     $32,952     (11.4)%       $ 85,945    $ 92,979       (7.6)%
                                  =======     =======      ====         ========    ========       ====

         Net interest income, on a taxable equivalent basis, was $3.8 million lower in the third quarter of 1994, compared to the third quarter of 1993. For the nine months, net interest income, on a taxable equivalent basis, was $7.0 million lower in 1994 than the comparable 1993 period.

Net Interest Income (Taxable Equivalent Basis) (Cont'd.)
- ----------------------------------------------

         The Corporation's net interest income is sensitive to its average volume of non-interest-bearing deposits and to the level of interest rates on interest-earning assets. The Corporation's average volume of non-interest-bearing sources of funds (primarily non-interest bearing deposits) in the third quarter of 1994 decreased 25.4%
($411 million) from the comparable 1993 period. For the first nine months of 1994, the Corporation's average volume of non-interest-bearing sources of funds declined 10.9% ($155 million) from the same period of 1993. These declines were principally a result of a reduction in the amount of the funds services division's non-interest-bearing deposit balances.
         The funds services division generates a substantial flow of non-interest-bearing deposits. The total volume of the division's non-interest-bearing deposits is generally inversely sensitive to the level of interest rates. In periods of falling interest rates, the average balance of non-interest-bearing deposits tends to increase, whereas in periods of rising interest rates, the average balance typically declines. Interest rates were historically very low in 1993 and the funds services business experienced higher than normal deposit balances. The Corporation's consolidated average volume of non-interest-bearing sources of funds in the third quarter 1993 was $1,616 million, compared to the 1992 and 1994 quarterly averages of $1,362 million and $1,205 million, respectively.
         The net yield on average interest-earning assets was 3.47% for the third quarter and 3.51% for the nine months ended September 30, 1994, compared to 3.87% and 3.99% in the respective 1993 periods. The average interest rate earned on the Corporation's securities portfolio was 5.43% for the third quarter of 1994, compared to 5.59% in 1993. For the first nine months of 1994, the average interest rate earned in the Corporation's securities portfolio was 5.21% versus 5.78% in 1993. The lower average interest rate earned in the 1994 quarter and nine month periods reflects the reinvestment of the funds obtained from maturities and sales of securities at lower interest rates and with shorter maturities.

Fees and Other Income
- ---------------------

                                    Three Month Periods                     Nine Month Periods
                                     Ended September 30,       %            Ended September 30,        %
                                    --------------------     Better        ---------------------     Better
(Dollars In Thousands)                1994        1993       (Worse)         1994         1993       (Worse)
                                     -------     -------     ------        --------     --------     ------
Fiduciary and Other Fees             $73,813     $66,563       10.9%       $219,965     $193,741       13.5%
Securities Gains (Losses), Net            25          (3)        -            2,059           22         -
Other                                  3,138       2,123       47.8           7,661        6,486       18.1
                                     -------     -------                   --------     --------
Total                                $76,976     $68,683       12.1%       $229,685     $200,249       14.7%
                                     =======     =======       ====        ========     ========       ====

         Fiduciary and other fees increased $7.3 million in the third quarter of 1994. For the first nine months of 1994, fiduciary and other fees increased $26.2 million. The growth in fee income for both the quarter and nine months is attributable to all lines of business. Total assets under management increased 5.5% to $32.4 billion at September 30, 1994, from $30.7 billion at September 30, 1993. Total assets under management and administration increased 7.5% to $419.3 billion at September 30, 1994, from $390.1 billion at September 30, 1993.

                                                             September 30,                     %
                                                    -----------------------------           Better
                                                        1994                 1993           (Worse)
(Dollars In Billions)                               --------             --------           -------
Assets Under Management                             $   32.4             $   30.7              5.5 %
Custody and Other Non-Managed Assets:
 Personal                                                6.9                  7.6            (10.2)
 Institutional Services                                116.8                101.2             15.5
 Funds Services*                                       137.0                127.8              7.2
Corporate and Municipal Trusteeships
 and Agency Relationships (Par Value)                  126.2                122.8              2.8
                                                    --------             --------           -------

Total Assets Under Management and
 Administration                                     $  419.3             $  390.1              7.5 %
                                                    ========             ========           =======

* Includes UIT and Bond Immobilization assets measured at their par value which is the basis upon which fees are determined.

         Net securities gains in the third quarter of 1994 and both the third quarter and first nine months of 1993 were negligible. Net securities gains totaled $2.1 million for the first nine months of 1994, as various securities classified as available for sale, mainly U.S. Government Treasury obligations, were sold in the first quarter.

Operating Expenses
- ------------------

                                      Three Month Periods                      Nine Month Periods
                                      Ended September 30,      %               Ended September 30,      %
                                      -------------------    Better          ---------------------    Better
(Dollars In Thousands)                 1994        1993      (Worse)           1994         1993      (Worse)
                                      -------     -------    ------          --------     --------    ------
Salaries                              $34,253     $30,895     (10.9)%        $100,530     $ 88,311     (13.8)%
Employee Benefits and
 Incentive Compensation                15,787      16,722       5.6            52,550       50,729      (3.6)
                                      -------     -------                    --------     --------
Total Salaries and Benefits            50,040      47,617      (5.1)          153,080      139,040     (10.1)

Net Occupancy                          10,312       9,947      (3.7)           29,445       29,442        -
Equipment                               4,794       4,420      (8.5)           13,541       13,044      (3.8)
Other                                  17,376      16,344      (6.3)           51,556       46,283     (11.4)
                                      -------     -------                    --------     --------
Total Operating Expenses              $82,522     $78,328      (5.4)%        $247,622     $227,809      (8.7)%
                                      =======     =======      ====          ========     ========    ======

         Non-interest operating expenses in the third quarter of 1994 increased $4.2 million to $82.5 million from the $78.3 million reported in the third quarter of 1993. For the nine months ended September 30, 1994, non-interest operating expenses amounted to $247.6 million, $19.8 million higher than the $227.8 million incurred in the 1993 period. Salaries and employee benefit expenses, including sales incentives and commissions, increased $2.4 million in the third quarter and $14.0 million for the first nine months, reflecting increases in the asset management and mutual funds services division's professional staffs and related employee benefit expense. For the third quarter of 1994, the ratio of total operating expenses to taxable equivalent total operating income, net of interest expense and provision for credit losses, was 78.1%, compared to 77.8% for the third quarter of 1993. For the nine months ended September 30, 1994, the ratio of total operating expenses to taxable equivalent total operating income, net of interest expense and provision for credit losses, was 78.8%, versus 78.6% for the first nine months of 1993.


Income Taxes
- ------------

         The Corporation's effective tax rate for the third quarter was
41.1 %, compared with an effective tax rate of 43.1% for the 1993 period. The 1993 tax rate included the impact of the increase in the federal corporate income tax rate that was retroactive to January 1, 1993. For the nine months ended September 30, 1994, the effective tax rate was 42.0% versus 42.4% in 1993.

Financial Condition:
- -------------------

Capital
- -------

         The Corporation has maintained its strong capital position throughout the first nine months of 1994. The ratio of Tier 1 capital at September 30, 1994 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 14.19%, compared to 13.23% at September 30, 1993. The ratio of Total Capital at September 30, 1994 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 15.51%. At September 30, 1993 this ratio was 14.71%.
         The Leverage ratio (defined by the Federal Reserve Board as Tier 1 capital as of the period end divided by quarterly (3 month) total average assets reduced by goodwill and nonqualifying intangibles) amounted to 5.70% and 5.11% at September 30, 1994 and 1993, respectively.
         United States Trust Company of New York ("Trust Company") has also maintained its strong capital position. At September 30, 1994, the Trust Company's Tier 1 capital ratio was 13.72% compared to 13.31% at September 30, 1993. The Trust Company's leverage ratio (as defined by the Federal Reserve Board) was 5.59% and 5.03% at September 30, 1994 and 1993, respectively.
         For the nine month period ended September 30, 1994, 90,000 shares of common stock were acquired under the Corporation's share repurchase program at an average price of $50.81 per share. For the comparable 1993 period, 110,500 shares were repurchased at an average cost of $54.00 per share. The Corporation's Board of Directors has authorized the repurchase of an aggregate of 3.7 million of its common shares under plans initiated in 1987, 1988 and 1992. Under its common stock repurchase program, the Corporation has authority to repurchase up to an additional 668,213 shares of common stock.
        One of the principal purposes of the Corporation's common stock repurchase program is to provide a supply of common shares for issuance under the Corporation's various common stock incentive and compensation plans. Such common shares are obtained through systematic purchases in the open market in amounts deemed sufficient to satisfy the Corporation's immediate and near-term (i.e., less than two years) obligations to issue common shares under its benefit plans. During the first nine months of 1994, the Corporation issued 116,795 common shares under its various stock-based plans.

Asset/Liability Management
- --------------------------

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income, while complying with bank regulatory agency capital standards.
         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("swaps") and forward rate agreements ("FRAs") as hedges. Swaps are used to hedge the net yield earned on pools of fixed rate residential real estate mortgage loans originated in the year of the swap's inception. The following table provides details of swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its swaps.

                                   Maturing
                             ----------------------
                             Within 1        1 to 5
(Dollars In Thousands)           Year         Years          Total
                             --------       -------        -------
Fixed Pay Swaps               $22,000       $45,875        $67,875
Average Rate Paid              8.2949%       6.9952%        7.4165%
Average Rate Received*         4.9744%       4.9513%        4.9588%

         * Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each swap.

         The Corporation's trust businesses generate a relatively predictable pattern of non-interest bearing deposit flows. FRAs are used to hedge either the rate earned from the investment of a portion of these non-interest bearing deposit flows in pools of short term investments, such as U.S. Treasury Bills and short term interest bearing deposits with banks, or the rate earned on other anticipated short term investments that are funded by other sources.
         The impact of the Corporation's hedging activities upon net interest income is detailed in the following table.

Asset/Liability Management (Cont'd.)
- --------------------------

                          Three Month Periods       Nine Month Periods
                           Ended September 30,      Ended September 30,
                          -------------------      -------------------
(Dollars In Thousands)       1994        1993         1994        1993
                          -------     -------      -------     -------
Net Interest Income:

  As Reported             $29,196     $32,952      $85,945     $92,979
  Excluding Hedging
    Activities            $29,484     $33,388      $88,812     $96,781


Net Yield on Interest
  Earning Assets:

  As Reported                3.47%       3.87%         3.51%       3.99%
  Excluding Hedging
    Activities               3.51%       3.94%         3.62%       4.14%

         The preceding table presents the impact of the Corporation's hedging activities on net interest income using a static approach to asset and liability management. It assumes that the Corporation would have managed its asset and liability position exactly the same, both with and without using derivative financial instruments as hedges. It does not take into account the dynamic nature of asset and liability management. The Corporation had other options available to it for managing its asset and liability positions in addition to using derivative financial instruments, including repositioning the maturity structure of its other assets or liabilities to balance its asset and liability positions or not entering into the asset positions that created the imbalanced asset and liability position. These alternatives to the use of derivative financial instruments are not reflected in the table.

Liquidity:
- ----------

         The Corporation's balance sheet is highly liquid.  At
September 30, 1994, 54.04% of total assets consisted of cash and securities readily convertible to cash. The comparable percentages for December 31, 1993 and September 30, 1993 are 43.96% and 57.54%,
respectively.
        At September 30, 1994, the Corporation held approximately
$717 million (carrying amount) of GNMA and CMO securities ("mortgage securities") in its available for sale and held to maturity securities' portfolios. While these mortgage securities, as well as the Corporation's residential real estate mortgage loans ("mortgage loans"), are subject to prepayment risk, management believes that these are appropriate investments for the Corporation. The underlying nature of the Corporation's business and its balance sheet structure serve to mitigate the prepayment risk. The Corporation's funds services division generates a substantial amount of non-interest bearing deposits that, on average, remain available to fund long-term investments. Consequently, if the Corporation's prepayment experience is adverse, the funding of these investments through long-term non-interest bearing deposits lessens the Corporation's net interest exposure. The Corporation also has invested in a large portfolio of U.S. Treasury obligations ("Treasuries") with an approximate weighted average maturity of
1.5 years. The relatively short term maturity structure of these Treasuries enables the Corporation to take advantage of rising interest rates while holding its mortgage securities and loans (See "Interest Rate Sensitivity").

Securities Available for Sale
- ----------------------------

         During the first nine months of 1994, the Corporation purchased $1,062.4 million of securities available for sale, primarily U.S. Government and Treasury securities ($936.5 million).
         The Corporation's portfolio of securities available for sale is mainly comprised of U.S. Treasury fixed rate obligations with weighted average original maturities of one and one half years (68%), Government National Mortgage Association ("GNMA") 15-year fixed rate mortgage-backed securities and GNMA adjustable rate mortgage-backed securities (18%), obligations of states and municipalities (5%) and variable rate collateralized mortgage obligations ("CMOs") (5%). The GNMAs are backed by the full faith and credit of the United States Government, while the CMOs are collateralized by GNMAs.

Securities Available for Sale (Cont'd.)
- ----------------------------

         The market value of securities available for sale exceeded their amortized cost by $16.5 million at December 31, 1993. At September 30, 1994, the amortized cost of securities available for sale exceeded their market value by $8.9 million. The decrease in market value reflected several factors. First, in the first quarter of 1994, high yielding available for sale securities (mainly Treasuries) were sold for a $2.0 million dollar gain. Also in the first quarter of 1994, the proceeds from sales, maturities, calls and mandatory redemption of securities of $258.6 million were reinvested (mainly in Treasuries), at lower prevailing interest rates. Second, since the beginning of 1994, interest rates have gradually increased (evidenced by actions by the Federal Reserve Board that caused the Federal funds interest rate to increase 175 basis points), reducing the market value of fixed rate securities.
         In January 1994, the Corporation sold $41.9 million of securities available for sale. There were no sales of securities for the three month period ended September 30, 1994.


Securities Held to Maturity
- ---------------------------

         During the first nine months of 1994, the Corporation purchased $402.1 million of securities held to maturity, primarily consisting of U.S. Government Agency securities ($375.3 million).
         In excess of 93% of the Corporation's securities classified as held to maturity consist of GNMA 15-year fixed rate mortgage-backed securities ("Fixed rate GNMAs") and GNMA adjustable rate mortgage-backed securities ("GNMA ARMs"). These securities are backed by the full faith and credit of the United States Government. All of the fixed rate GNMAs were acquired in 1994, with approximately 75% of them being purchased in the first three months of the year. At September 30, 1994, the portfolio of fixed rate GNMAs had an approximate average duration of 4.4 years. Approximately 50% of the GNMA ARMs were acquired in 1992 and 50% in the first three months of 1994. At September 30, 1994, the portfolio of GNMA ARMs had an approximate average duration of 1.3 years.
         The market value of securities held to maturity at September 30, 1994 was $425.0 million, which was $23.0 million less than their carrying amount. At December 31, 1993, the fair value of securities held to maturity was $87.1 million, which exceeded their carrying amount by $300,000. The decline in market value reflects the increase in interest rates during the period December 31, 1993 through September 30, 1994.

Interest Rate Sensitivity
- -------------------------

         Interest rate risk arises from differences in the timing of repricing assets and liabilities. One measure of interest rate risk is the difference in asset and liability repricing on a cumulative basis within a specified time frame. The following table provides the components of the Corporation's interest rate sensitivity gaps at September 30, 1994. Gap analysis has inherent limitations as an analytical tool because it only measures the Corporation's exposure at a single point in time. This exposure to interest rates is constantly changing as a result of the Corporation's ongoing business and its management initiatives.
         As set forth in the following table, the Corporation had more liabilities repricing than assets (liability sensitive) through one year. In general, when an enterprise is liability sensitive, it's net interest income will improve in a declining interest rate environment and will decline in a rising interest rate environment. Conversely, an asset sensitive enterprise, which the Corporation is in the 1 - 5 year time period, will realize a benefit in net interest income if rates are rising and will have lower net interest income in a falling rate environment.

Interest Sensitivity (Cont'd.)
- --------------------

                                     0 - 3        4 - 6      7 - 12      1 - 5        Over
(Dollars In Thousands)              Months       Months      Months      Years       5 Years     Total
                                  ----------   ----------   --------   ----------   --------   ----------
Assets
- ------
Interest Bearing Deposits
  with Banks                      $   74,885   $     -      $   -      $     -      $   -      $   74,885
Securities Available for
  Sale and Held to Maturity          406,389      145,139    234,504      756,599    189,259    1,731,890
Federal Funds Sold and
  Securities Purchased
  Under Agreements to Resell           6,000         -          -            -          -           6,000
Loans, Net of Allowance
  for Credit Losses                  955,188       30,089     55,402      299,556    214,956    1,555,191
Other Assets                         421,298       26,299     28,679       69,447    104,842      650,565
                                  ----------   ----------   --------   ----------   --------   ----------
Total Assets                       1,863,760      201,527    318,585    1,125,602    509,057    4,018,531
                                  ----------   ----------   --------   ----------   --------   ----------

Liabilities and Stockholders' Equity
- ------------------------------------
Non-Interest Bearing Deposits        190,948      31,251      62,501      375,748    450,500    1,110,948
Interest Bearing Deposits          1,246,101       7,414      11,331        7,415       -       1,272,261
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Repurchase
  and Other Borrowings             1,187,958        -           -            -          -       1,187,958
Accounts Payable and
  Accrued Liabilities                 34,790      25,450      23,591       29,059     32,263      145,153
Long Term Debt                         1,650       2,737       1,000       52,984      4,203       62,574
Stockholders' Equity                    -           -           -            -       239,637      239,637
                                  ----------   ---------   ---------   ----------   --------   ----------
Total Liabilities and
  Stockholders' Equity             2,661,447      66,852      98,423      465,206    726,603    4,018,531
                                  ----------   ---------   ---------   ----------   --------   ----------
Asset/(Liability)
  Sensitivity Gap                   (797,687)    134,675     220,162      660,396   (217,546)        -
                                  ----------   ---------   ---------   ----------   --------   ----------
Interest Rate Swaps                   61,750    (12,125)     (3,750)      (45,875)      -            -
                                  ----------   ---------   ---------   ----------   --------   ----------
Interest Rate Sensitivity Gap       (735,937)    122,550     216,412      614,521   (217,546)        -
                                  ----------   ---------   ---------   ----------   --------   ----------
Cumulative Interest Rate
  Sensitivity Gap                 $ (735,937)  $(613,387)  $(396,975)  $  217,546   $   -      $     -
                                  ==========   =========   =========   ==========   ========   ==========

Interest Sensitivity (Cont'd.)
- --------------------

         In managing its interest sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed rate GNMA mortgage-backed securities and fixed rate residential real estate mortgage loans. These investments are funded by a portion of the non-interest bearing deposits obtained through its trust divisions that are considered to be a stable source of long term funds and, to a lesser degree, by interest rate swaps, fixed rate long term debt and stockholders' equity. Investments in short-term and variable rate instruments, which are largely indexed to LIBOR, and investments in variable rate loans that are indexed to the prime rate are funded by money market deposits mainly derived from private banking clients and other short-term interest bearing liabilities.
         It is difficult to predict the impact of a change in the term structure of interest rates on the Corporation because of the nature of the Corporation's business. The Corporation's trust business exhibits seasonal fluctuations in the flow of non-interest bearing deposits over fairly regular semi-annual periods. Non-interest bearing deposit balances tend to be at their highest levels in the first and third quarters of the year and at their lowest levels in the second and fourth quarters. During periods of high non-interest bearing deposit levels, the Corporation will sell excess funds in the Federal funds and Eurodollar markets. During periods of seasonal deposit outflows, the Corporation will raise funds in the Federal funds, repurchase agreement and Eurodollar markets. From time to time, the Corporation will use forward rate agreements and other derivative products to either hedge its seasonal non-interest bearing deposit variations or to hedge anticipated short-term future investments.

Asset Quality
- -------------

         The Corporation's loan portfolio is comprised primarily of loans to private banking customers. Average loans increased
$222 million, or 19.8%, to $1.3 billion in the third quarter of 1994, from $1.1 billion in the third quarter of 1993. Residential real estate mortgages accounted for approximately 70% of the increase in the portfolio.

Asset Quality (Cont'd.)
- -------------

         An analysis of the allowance for credit losses follows.

                                            Three Month Periods               Nine Month Periods
                                             Ended September 30,              Ended September 30,
                                          -----------------------           -----------------------
(In Thousands)                               1994            1993              1994            1993
                                          -------         -------           -------         -------
Balance, Beginning of Period              $14,017         $14,052           $13,393         $11,676
                                          -------         -------           -------         -------
Provision Charged to Income                   500           1,000             1,500           3,500
                                          -------         -------           -------         -------
Recoveries                                    308              16               742           1,513
Charge-offs                                  (398)           (801)           (1,208)         (2,422)
                                          -------         -------           -------         -------
Net (Charge Offs)                             (90)           (785)             (466)           (909)
                                          -------         -------           -------         -------
Balance, End of Period                    $14,427         $14,267           $14,427         $14,267
                                          =======         =======           =======         =======

         The provision for credit losses in the third quarter of 1994 was $500,000, compared to $1.0 million in the third quarter of 1993.
As a percentage of average loans for the quarter, net charge-offs, on an annualized basis, were 3 basis points for the third quarter of 1994, compared to 28 basis points for the third quarter of 1993.
         The allowance for credit losses at September 30, 1994, was $14.4 million, or 1.07% of average loans outstanding for the quarter. This compares with $13.4 million, or 1.13% of average loans outstanding for the quarter ended December 31, 1993, and $14.3 million, or 1.27% of average loans outstanding for the quarter ended September 30, 1993.
         The allowance for credit losses as a percentage of nonperforming loans was 268.71% at September 30, 1994, compared to 223.03% at December 31, 1993, and 286.60% at September 30, 1993. The
ratio of nonperforming assets to average loans and real estate owned for the quarter was 1.27% at September 30, 1994, compared to 1.47% at December 31, 1993 and 1.51% at September 30, 1993. The improvement in these ratios when comparing September 30, 1994 with December 31, 1993, reflects a net addition to the allowance for credit losses since December 31, 1993 as the provision has exceeded net loan charge-offs and a modest reduction in nonperforming loans and nonperforming assets.

Asset Quality (Cont'd.)
- -------------

         Nonperforming assets, which include non-accrual and restructured loans and real estate acquired in debt restructurings, are as follows:

                            September 30,    December 31,  September 30,
(In Millions)                        1994            1993           1993
                            -------------    ------------  -------------
Non-accrual and
  restructured loans             $ 5.4              $ 6.0          $ 5.0
Real estate acquired in
  debt restructurings             11.9               11.5           12.1
                                 -----              -----          -----
Total Nonperforming Assets       $17.3              $17.5          $17.1
                                 =====              =====          =====


Accounting Standards Not Yet Adopted
- ------------------------------------
         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114")," issued in May 1993, and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," ("FAS 118")," an amendment of FAS 114, issued in October 1994, address the accounting by creditors for impairment of certain loans. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and amends the income recognition criteria in FAS 114. FAS 114 and FAS 118 are effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. Based upon a preliminary review, the Corporation does not believe that the adoption of FAS 114 and FAS 118 will have a significant impact on the financial condition or results of operations of the Corporation.
         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," ("FAS 119")," issued in October 1994, requires new disclosures about derivative financial instruments and amends certain existing disclosure requirements. FAS 119 is effective for fiscal years ending after December 15, 1994. Since FAS 119 is a disclosure requirement only, its adoption will not have any effect on either the Corporation's financial condition or its results of operations.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  EXHIBITS:

              11    - Statement re Computation of Net Income Per Share.
              27    - Financial Data Schedule
              99    - News Release re U.S. Trust's Possible Sale of
                      Securites Processing Business


        (b)  REPORTS ON FORM 8-K:

              None

                                SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             U. S. Trust Corporation
                                         ------------------------------
                                                   (Registrant)





Date: November 14, 1994                       Richard E. Brinkmann
      -----------------                   ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)