Form 10-K405
period 1994-12-31
U S TRUST CORP
filed 1995-03-15
CIK 225971

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  Commission file number
    December 31, 1994                              0-8709

                      U. S. TRUST CORPORATION
       (Exact name of registrant as specified in its charter)

           New York                                13-2927955
(State or other jurisdiction of                (I. R. S. Employer
incorporation or organization)                Identification No.)

114 West 47th Street, New York, New York                 10036
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






                            Page 1 of 67 Pages

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

                  $632,658,000 as of February 28, 1995

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

9,504,720 Common Shares, Par Value $1 Per Share, as of February 28,
1995.


                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------


Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1994 is incorporated by reference (Part I, Part II).

                                 PART I
                                 ------

Item 1.  Business
- -----------------

     U.S. Trust Corporation (the "Corporation") was incorporated in New York in 1977 and became a bank holding company in 1978. United States Trust Company of New York, a New York bank and trust company (the "Trust Company"), the Corporation's principal subsidiary, was created as a trust company by Special Act of the New York Legislature in 1853. The Corporation, through the Trust Company and its other subsidiaries, provides financial services to individuals and institutions. The Corporation conducts five principal businesses: asset management, private banking, special fiduciary, corporate trust and securities processing. At December 31, 1994, the Corporation and its consolidated subsidiaries had total assets of approximately $3.2 billion, total deposits of approximately $2.4 billion and shareholders' equity of approximately $223 million. At year-end, the Corporation had 2,558 full-time employees.

     The Corporation's principal executive office is located at 114 West 47th Street, New York, New York 10036 and its telephone number at such office is (212) 852-1000.

     For a description of the Corporation's principal areas of business, see pages 7 through 13 of the 1994 Annual Report to Shareholders filed herewith as Exhibit 13, which description is incorporated by reference herein.


Pending Disposition and Merger Transaction
- ------------------------------------------

     On November 18, 1994, the Corporation and The Chase Manhattan Corporation ("Chase") entered into an Agreement and plan of Merger under which Chase will acquire the Corporation's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain back office operations (collectively the "Chase Acquired Business") for $363.5 million in Chase common stock. For a description of the pending transaction, see the Proxy Statement/Prospectus dated February 9, 1995 for a special meeting of shareholders of the Corporation to be held on March 22, 1995, filed herewith as Exhibit
99.1. The pro forma condensed statement of condition as of December 31, 1994, pro forma condensed statement of income for the year ended December 31, 1994 and the pro form condensed statement of average balances for the year ended December 31, 1994 are filed herewith as
Exhibit 99.2. Exhibits 99.1 and 99.2 are incorporated herein by reference.

Description of the Corporation's Businesses
- -------------------------------------------

     Set forth below is a description of the Corporation's businesses as they existed at December 31, 1994, before taking into account the pending transaction with Chase.


     Asset Management and Private Banking
     ------------------------------------

     The Corporation provides asset management services to individuals, families and institutions and private banking.

     In the personal asset management and private banking business, the Corporation's primary focus is the top 2% wealthiest Americans, those with over $200,000 in income or $450,000 in investable assets. The Corporation believes (based on syndicated market research studies conducted by Payment Systems, Inc., an independent research firm) that this market is growing at 14% to 20% annually and that less than one-third of the assets in this market are professionally managed. The personal asset management and private banking business is highly competitive and comprised of a wide variety of institutions vying for business, including banking institutions, brokerage firms, investment management companies and mutual fund companies. No one competitor dominates this market. The Corporation believes that it differentiates itself from its competitors by providing both investment management and comprehensive wealth management services. The Corporation's full range of investment management services for the affluent includes U.S. and international equities, fixed-income, balanced portfolios, alternative investments, mutual funds and 401(k) plans. The Corporation also provides private banking, trust and fiduciary services, estate and tax planning, financial planning, custody, insurance services and consolidated record keeping.

     The Corporation has divided its personal market into three segments and tailored its products and service delivery to each. Its primary market consists of individuals with $2 million to $50 million in assets. Investment portfolios for this market segment are generally individually managed and require the use of a number of the Corporation's services. The Corporation is currently expanding its line of products for this market segment by adding a variable annuity product and a venture capital fund.

     For the second segment of the Corporation's personal market - those customers with $250,000 to $2 million in assets - the Corporation provides investment management services, principally through the "UST Master Fund" family of 25 mutual funds. The Corporation's "Wealth

     Asset Management and Private Banking (Cont'd.)
     ------------------------------------

Management Account" assets now total over $600 million with an average account balance size of $650,000. The Corporation's private banking services are also responsible for attracting this portion of the Corporation's market, comprised of generally younger, earned wealth customers whose assets are expected to grow over time.

     The third segment of the Corporation's personal market includes families with over $50 million in assets. The Corporation currently serves well over 100 such families. To help meet the increasingly sophisticated and complex needs of these families, the Corporation acquired CTC Consulting, Inc. ("CTC") in July of 1993. CTC provides independent counseling on investment policy, manager selection and performance measurement. The Corporation offers an enhanced master custody product for this market, as well as specialized consulting services for family-owned businesses. The Corporation has also expanded its family office capabilities to serve clients in this market.

     A major strategic goal of the Corporation's personal asset management and private banking business for over a decade has been national expansion. Personal asset management and private banking clients usually require service to be provided at the local level. Expanding beyond its New York City headquarters to meet these demands, the Corporation has established offices nationwide in areas it believes are comprised of concentrated wealth: California, Connecticut, Florida, New Jersey, Texas and the Pacific Northwest. The Corporation's future goals include expansion in those regions where the Corporation currently provides asset management services and in other areas of wealth concentration and creation.

     The Corporation's institutional asset management business provides a wide range of investment management services directly to institutional clients: domestic and international equity, fixed-income, money market and balanced portfolios, as well as structured investments, index funds, alternative investments and cash management.

     The Corporation has placed increased emphasis on the sales effort supporting the personal asset management business, including in recent years a three-fold increase in the size of its sales force and the implementation a decade ago of a generous sales incentive program for all employees. In addition, the Corporation possesses a dedicated sales force committed to the institutional asset management business.

     The Corporation believes providing its investment management services through third-party distribution channels is an increasingly important aspect of its asset management business. The Corporation is

     Asset Management and Private Banking (Cont'd.)
     ------------------------------------

broadening the distribution of its UST Master Fund family and its "Excelsior Funds", introduced in 1994 for the institutional market, through small banks, broker/ dealers and private labeling. The Corporation also has a "wrap" program through which its fixed-income investment products are sold by five brokerage firms and assets now total over $500 million with approximately 900 accounts. The Corporation's proprietary variable annuity, developed jointly with The Chubb Life Companies ("Chubb"), is linked to clones of the UST Master Funds and will be sold through over 200 independent third-party distributors, as well as by the Corporation and Chubb.

     In the rapidly growing 401(k) market, the Corporation is currently developing a bundled product aimed at plans with more than $5 million in assets. The Corporation will provide investment management for the bundled product using a subset of the Excelsior Funds and an asset allocation model to create a "life stages portfolios" product. This product will also feature administration by the Corporation, third-party record keeping and an employee education component.

     The Corporation provides private banking services through its four offices in New York City and through its regional offices in California, Connecticut, Florida, New Jersey and Texas. Residential mortgages continue to be the principal credit product in private banking, accounting for nearly two-thirds of the portfolio. Private banking loans represent almost 90% of the Corporation's total average loans, which amounted to $1.3 billion for the year 1994. The remaining loans are primarily comprised of credit facilities to securities firms and other financial institutions. The Corporation's credit quality continues to be strong. As a percentage of total average loans, net loan charge-offs for the year 1994 were five basis points.

     Asset management and private banking customer deposits comprise a principal source of funds employed to finance the loan portfolio. For the year ended December 31, 1994, non-interest bearing asset management and private banking deposits were approximately $331 million and interest bearing deposits were approximately $1.4 billion. Historically, these deposits have been a stable source of funds to the Corporation.


     Special Fiduciary Services
     --------------------------

     The Corporation provides investment, fiduciary and consulting services to employee benefit plans that invest in employer stocks and to

     Special Fiduciary Services (Cont'd.)
     --------------------------

individuals and families with substantial ownership positions in public or private companies. The Corporation specializes in providing these services to large, complex plans and believes it is the leading provider of such services in this segment of the market. Competition in this segment of the market comes from several financial industry participants, including primarily other trust companies.


     Corporate Trust and Agency
     --------------------------

     One of the 10 largest corporate trustees in the country, the Corporation is a leader in providing trust, agency and related services to public and private corporations, municipalities and financial institutions. Corporate trust and agency assets currently total approximately $152 billion. The Corporation's independence and established long-term relationships are an advantage in the indenture trusteeship business, where the Corporation concentrates on the high margin segment of the market. Competitors include money center and regional banks.

     During each of the past three years, the Corporation has been the leading trustee in New York State for new municipal long-term debt and ranks among the top three trustees nationally.

     The Corporation is also a leader in providing trustee services for complex new types of securities, as well as a provider of bond immobilization services. The Corporation believes these segments to be two of the fastest growing areas of the corporate trust and agency business.

     The Corporation has strengthened its national presence in the corporate trust and agency business with the opening of corporate trust offices in California and Texas.


     Securities Processing
     ---------------------

     The Corporation's Processing Business consists of its Institutional Asset Services and Funds Services areas. Success in these areas of business requires ongoing significant investments in state-of-the-art technology to both maintain and improve the Corporation's competitive position. The high level of capital investment required by the Processing Business was a major factor for entering into the transaction with Chase.

     Institutional Asset Services
     ----------------------------

     The Corporation is a full-service provider of master trust and master custody services to institutional investors, including on-line accounting and reporting, quantitative analysis, cash management, securities lending and global custody. The Corporation has concentrated on marketing its services to those segments of the market that require the sophisticated systems and superior service that the Corporation provides.


     Funds Services
     --------------

     The Corporation provides trust, administrative and processing services for unit investment trusts, mutual funds and closed-end funds, and bond immobilization services to issuers of debt instruments. Unit investment trusts are passive asset pools administered by a trustee, which serves as custodian, recordkeeper, income collector and disburser, and transfer agent. Municipal bonds are the securities most commonly held in unit investment trusts. To a lesser extent, common stocks, corporate bonds, asset-backed securities and collateralized mortgage obligations are also held in unit investment trusts.

     Mutual funds services include the provision of fund administration, transfer agency, custody and fund accounting services to mutual fund sponsors for both open-end and closed-end funds.


Competition
- -----------

     The Corporation's asset management and private banking business competes with investment counselling firms and with investment bankers and brokers which offer advisory services and, to some extent, with mutual funds. The trust and agency business is also highly competitive. Many commercial banks, with larger capitalizations and deposits, and several smaller specialized banks throughout the country provide similar fiduciary services.

     In its private banking, corporate trust and securities processing activities, the Corporation operates in an intensely competitive environment, both as to service and price, with other banks principally in the New York metropolitan area, California, Florida, Texas and the pacific northwest.

     Competition in the Corporation's special fiduciary services business comes from several financial industry participants, including primarily other trust companies.

Banking and Trust Subsidiaries
- ------------------------------

     The Trust Company is a member bank of the Federal Reserve System, an insured bank of the Federal Deposit Insurance Corporation and a member of the New York Clearing House Association. The Trust Company had total assets of approximately $2.7 billion, total deposits of approximately $2.1 billion and shareholder's equity of approximately $187 million at December 31, 1994. Dividends have been paid by the Trust Company in every year since its organization in 1853. At year-end, the Trust Company had 1,815 full-time employees.

     The Corporation's other banking subsidiaries are U.S. Trust Company of California, N.A. ("California"), U.S. Trust Company of Florida
Savings Bank ("Florida") and U.S. Trust Company of Texas, N.A.
("Texas"). Each of these subsidiaries has full banking and trust powers within their respective states and provides essentially comparable services to those offered by the Trust Company.

     U.S. Trust Company of New Jersey ("New Jersey") is a full-service trust company. In addition to its trust activities, commencing in 1993, New Jersey also provides private banking services.

     U.S. Trust Company of Connecticut was opened for business as a limited purpose trust company in June 1993.

     Campbell, Cowperthwait & Co., Inc. ("Campbell"), a New York City-based investment advisory company, was acquired in December 1992.

     Capital Trust Company ("Capital Trust"), an Oregon-based trust and investment management firm, was acquired in July 1993. As of January 1, 1994, Capital Trust changed its name to U.S. Trust Company of the Pacific Northwest and its consulting practice was contributed to a separate subsidiary, CTC Consulting, Inc.

     For an additional discussion of these acquisitions, see page 18 of the 1994 Annual Report to Shareholders and Note 3 of Notes to
Consolidated Financial Statements on page 27 of such Annual Report filed herewith as Exhibit 13, which discussion is incorporated by reference herein.


Recent Developments
- -------------------

     On January 17, 1995, the Corporation announced an agreement to acquire the individual account business of J. & W. Seligman & Co. Inc., and to purchase J. & W. Seligman Trust Company. J. & W. Seligman & Co.

Recent Developments (Cont'd.)
- -------------------

Inc., is a privately held investment manager and advisor located in New York. Under the agreement, the Corporation will pay up to $20 million in cash for the business being acquired (approximately $900 million in assets under management). The transaction is expected to close during the second quarter of 1995.


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


Supervision and Regulation of the Corporation and Affiliates
- ------------------------------------------------------------

     General
     -------

     The Corporation is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of the Corporation to benefit from the distribution of assets of any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary except to the extent that a claim of the Corporation as a creditor may be recognized.

     There are various statutory and regulatory limitations on the extent to which banking subsidiaries of the Corporation can finance or otherwise transfer funds to the Corporation or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to the Corporation or any nonbanking subsidiary are limited in amount to

     General (Cont'd.)
     -------

10% of the bank's capital and surplus and, with respect to the Corporation and all such nonbanking subsidiaries, to an aggregate of 20% of each such bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

     There are also regulatory limitations on the payment of dividends directly or indirectly to the Corporation from its banking subsidiaries. Under applicable banking statutes, at December 31, 1994, the banking institutions that are subsidiaries of the Corporation could have declared additional dividends of approximately $33.9 million.

     Under the policy of the Board of Governors, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank in circumstances where it might not do so absent such policy. In addition, any subordinated loans by the Corporation to any of the subsidiary banks would also be subordinate in right of payment to deposits and obligations to general creditors of such subsidiary bank. Further, the Crime Control Act of 1990 provides that in the event of the bankruptcy of the Corporation, any commitment by the Corporation to bank regulators to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.


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

     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before acquiring substantially all the assets of any bank or before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. Until September 29, 1995, the Act prohibits the acquisition by a bank holding company of shares of a bank located

     Bank Holding Company Act of 1956 (Cont'd.)
     --------------------------------

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

     In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Board of Governors considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition or gains in efficiency, as weighed against the risks or possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board of Governors is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern. The Board of Governors may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Board of Governors finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes.


     Other Federal and State Banking Regulation
     ------------------------------------------

     The Superintendent of Banks of the State of New York has the discretion to examine the affairs of the Corporation for the purpose of determining the financial condition of the Trust Company. The Trust Company and its operations are subject to federal and New York State laws applicable to commercial banks and trust companies and to regulation and examination by both federal and New York banking

     Other Federal and State Banking Regulation (Cont'd.)
     ------------------------------------------

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


     FIRREA
     ------

     As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, any or all of the Corporation's subsidiary banks can be held liable for any loss incurred by, or reasonably expected to be incurred by, the Federal Deposit Insurance Corporation ("FDIC") after August 9, 1989, in connection with (a) the default of any other of the Corporation's subsidiary banks or (b) any assistance provided by the FDIC to any other of the Corporation's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

     FDICIA
     ------

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, provides for, among other things, increased funding for the Bank Insurance Fund (the "BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain provisions of FDICIA and its implementing regulations is provided below.


     Risk Based Deposit Insurance Assessments
     ----------------------------------------

      A significant portion of the additional funding to BIF is in the form of borrowings to be repaid by insurance premiums assessed on BIF members. In addition, FDICIA provides for an increase in the ratio of the reserves to insured deposits of the BIF to 1.25% by the end of the 15-year period that began with the semi-annual assessment period ending December 31, 1991, also to be financed by insurance premiums. Insurance premiums for a BIF-Insured institution are based on whether the institution is within the definition of "well capitalized", "adequately capitalized" or "undercapitalized". For purposes of the risk-based assessment system, a well capitalized institution is one that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital of 6% or more, and a Tier 1 leverage ratio of 5% or more. An adequately capitalized institution has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and a leverage ratio of 4% or more. An undercapitalized institution is one that does not meet either of the foregoing definitions. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. At December 31, 1994, each of the Corporation's banking subsidiaries was classified as "well capitalized" under these provisions.


     Prompt Corrective Action
     ------------------------

     FDICIA also provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. FDICIA establishes five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized". A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under

     Prompt Corrective Action (Cont'd.)
     ------------------------

certain circumstances. At December 31, 1994, each depository institution that is a subsidiary of the Corporation was classified as "well capitalized" under the prompt corrective actions regulations described above.

     Any depository institution that is undercapitalized and which fails to meet regulatory capital requirements specified in FDICIA must submit a capital restoration plan guaranteed by the bank holding company controlling such institution, and the regulatory agencies may place limits on the asset growth and restrict activities of the institution (including transactions with affiliates), require the institution to raise additional capital, dispose of subsidiaries or assets or to be acquired and, ultimately, require the appointment of a receiver. In addition to the requirement of mandatory submission of a capital restoration plan, under FDICIA, an undercapitalized institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized. Further, undercapitalized depository institutions are subject to restrictions on borrowing from the Board of Governors.

     Undercapitalized and significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. In addition, significantly undercapitalized depository institutions also are prohibited from awarding bonuses or increasing compensation of senior executive officers until approval of a capital restoration plan. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.


     Brokered Deposits and Pass-Through Deposit Insurance Limitation
     ---------------------------------------------------------------

     Under FDICIA, a depository institution that is well capitalized may accept brokered deposits and offer interest rates on deposits
"significantly higher" than the prevailing rate in its market. A depository institution that is adequately capitalized may accept brokered deposits if it obtains the prior approval of the FDIC. An undercapitalized depository institution may not accept brokered deposits. In the Corporation's opinion, these limitations do not have a material effect on the Corporation.

     Safety and Soundness Standards
     ------------------------------

     FDICIA directs each federal banking agency to prescribe safety and soundness standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses without impairing capital and, to the extent feasible, a minimum ratio of market value to book value for publicly traded shares. Proposed regulations to implement the safety and soundness standards were issued in November 1993. The ultimate cumulative effect of these standards cannot currently be forecast.

     FDICIA also contains a variety of other provisions that may affect the Corporation's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give
90 days' prior notice to customers and regulatory authorities before closing any branch.


     Capital Guidelines
     ------------------

     Under the capital guidelines adopted by the Board of Governors, the minimum ratio of total capital to the risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) of a bank holding company is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). In addition, the Board of Governors requires a leverage ratio (Tier 1 capital to total assets, net of goodwill) of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. Such rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies undertaking major expansion programs or that do not have the highest regulatory rating. The state chartered and national banking institutions that are subsidiaries of the Corporation are subject to similar capital requirements.

     The federal banking agencies continue to indicate their desire to raise capital requirements applicable to banking organizations, and

     Capital Guidelines (Cont'd.)
     ------------------

recently proposed amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the determination of a bank's minimum capital requirements. The proposed amendments are intended to require that banks effectively measure and monitor their interest rate risk and that they maintain capital adequate for that risk. Under the proposed amendments, banks with interest rate risk in excess of a defined supervisory threshold would be required to maintain additional capital beyond that generally required. In addition, the federal banking agencies recently proposed amendments to their risk-based capital standards to provide for the concentration of credit risk and certain risks arising from nontraditional activities, as well as a bank's ability to manage these risks, as important factors in assessing a bank's overall capital adequacy.

     As of December 31, 1994, the capital ratios of the Corporation and of each of its banking subsidiaries are well capitalized.

     Under FIRREA and FDICIA, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

     On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act generally authorizes bank holding companies to acquire banks located in any state commencing one year after its enactment. In addition, it generally authorizes national and state chartered banks to merge across state lines (and to thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions. Further, the Interstate Act provides that states may act affirmatively to permit de novo branching by banking institutions across state lines.

Statistical Information
- -----------------------

     The following items set forth certain statistical information concerning the Corporation. The page numbers indicated below correspond to page numbers in the 1994 Annual Report to Shareholders filed herewith as Exhibit 13. The applicable statistical data presented on those pages, under the captions specifically cited, are incorporated herein by reference.


I.   Distribution of Assets, Liabilities and Shareholders'
     Equity; Interest Rates and Interest Differential
     -----------------------------------------------------

     A. Information with respect to the distribution of assets, liabilities and shareholders' equity is included on pages 44 and 45 under the caption "Three-Year Net Interest Income and Average Balances."

     B. An analysis of net interest income is shown on pages 44 and 45 under the caption "Three-Year Net Interest Income and Average Balances." The amounts of the taxable equivalent adjustments are as follows:

(In Thousands)                        1994         1993        1992
- --------------                      ------      -------      ------
Investment Securities               $4,630       $5,750      $8,105
                                    ======       ======      ======
Loans                               $   24       $   60      $  132
                                    ======       ======      ======

Interest on non-accrual and restructured loans has been included in this analysis only to the extent collected.

     C. An analysis of rate and volume variances is shown on page 43 under the caption "Analysis of Change in Net Interest Income."


II.  Investment Portfolio
     --------------------

     Information with respect to the composition of the investment securities portfolio is shown on page 46 under the caption "Securities (Carrying Amount at Year End)." The maturity distribution of the year-end 1994 portfolio is shown on page 46 under the caption "Maturity Schedule of Securities Based on Amortized Cost at December 31, 1994."

III. Loan Portfolio
     --------------

     A. Information with respect to loan categories is included on page 29 under the caption "Loans."

     B. Information on maturities and sensitivity to changes in interest rates is shown on page 46 under the captions "Maturity Schedule of Loans at December 31, 1994" and "Interest Sensitivity of Loans at December 31, 1994."

     C. Information on risk elements is included on page 29 under the caption "Loans".


IV.  Summary of Credit Loss Experience
     ---------------------------------

     Information with respect to credit loss experience and a discussion of the factors considered in determining the amount of the allowance for credit losses are shown on page 48 under the caption "Summary of Credit Loss Experience."


V.   Deposits
     --------

     A. Information with respect to average deposit balances is shown on page 47 under the caption "Analysis of Average Daily Deposits."

     B. Information on time certificates of deposit is shown on page 47 under the caption "Maturity Distribution of Interest Bearing Deposits in Amounts of $100,000 or more at December 31, 1994."

     C. Information on savings deposits is shown on page 47 under the caption "Maturity Distribution of Time Deposits in Amounts of $100,000 or more at December 31, 1994."


VI.  Return on Equity and Assets
     ---------------------------

     Information with respect to return on equity and assets is shown on page 5 under the caption "Selected Financial Data."

VII. Short-Term Borrowings
     ---------------------

     Information with respect to short-term borrowings is shown on page 31 under the caption "Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Borrowings."


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

     At the closing for the pending Disposition and Merger Transaction, approximately 75% of the leased office space at 770 Broadway will be sublet to Chase under a sublease agreement expiring in 2000 and the obligation for all of the leased office space in Boston, Massachusetts will be assumed by Chase.


Item 3.     Legal Proceedings
- -------     -----------------

     Various actions and claims are pending or are threatened against the Trust Company or the Corporation in which liability has been denied and which will be vigorously contested. Included among these are the following cases:

     On December 1, 1994, a complaint was filed against the Trust Company in the Supreme Court of the State of New York, County of
New York, entitled "Ithaca Partners, L.P. and Gabriel Capital, L.P. v. United States Trust Company." The Trust Company is Trustee under an

Item 3.     Legal Proceedings (Cont'd.)
- -------     -----------------

Indenture dated October 1, 1988 (the "Indenture") under which Linter Textiles Corporation Limited ("Linter Textiles") issued $200 million in principal amount of Senior Subordinated Debentures (the "Debentures"). Linter Textiles, a corporation organized under the laws of Australia, was a holding company for various operating subsidiaries (the "Linter Subsidiaries") and was also a subsidiary of Linter Group Limited ("Linter Group"). Linter Group, Linter Textiles and the Linter Subsidiaries are being liquidated under Australian law; however, based on the parties' contractual priorities, the proceeds of the liquidation will be insufficient to satisfy the claims of the holders of the Debentures. The plaintiffs are two limited partners who claim to have purchased $97.43 million in principal amount of the Debentures. Plaintiffs allege that the Debentures were issued pursuant to a fraudulent prospectus which failed to disclose Linter Textiles' intention to incur $323 million (Australian) in senior indebtedness through guaranties of indebtedness of Linter Group and to cause the Linter Subsidiaries to guaranty the senior indebtedness. The complaint asserts that covenants in the Indenture were breached in connection with the execution of those guaranties and the guaranties of the Debentures delivered by the Linter Subsidiaries to the Trust Company in connection therewith and asserts causes of action for breach of contract and breach of fiduciary duty based on the Trust Company failing to take action itself or to advise holders of the Debentures that Linter Textiles and the Linter Subsidiaries were incurring substantial indebtedness on behalf of the Linter Group. The complaint seeks unspecified damages measured by the amount of the diminution from the face value of the Debentures suffered as a result of the existence of the guaranties of senior indebtedness, plus interest and plaintiff's expenses incurred in connection with the liquidation proceedings in Australia.

     In July 1990, an action captioned "Official Committee of Unsecured Creditors of Fulfillment Associates, Inc. v. Louis Freedman et al. v. United States Trust Company of New York" was brought in the United States Bankruptcy Court for the Eastern District of New York. The complaint was filed by the Creditors Committee of Fulfillment Associates, Inc. (the "CCFA") against stockholders of CCFA who sold their shares in a leveraged buyout financed by the Trust Company. The complaint seeks damages in excess of $500,000 and alleges a fraudulent transfer in the granting of liens to the Trust Company on the assets of CCFA, abuse of fiduciary duty by the stockholders and breach of employment agreements entered into by the stockholders with CCFA. The stockholders have filed a third-party complaint against the Trust Company in an unspecified amount seeking indemnification or contribution for all amounts for which the stockholders may be held liable to CCFA. The Trust Company's motion to dismiss the third-party complaint is pending before the Bankruptcy Court.

Item 4.    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

     None


                                 PART II
                                 -------


Item 5.    Market for the Registrant's Common Stock and Related
- -------    Stockholder Matters
           ----------------------------------------------------

      The information required under this item is incorporated herein by reference from page 47 of the 1994 Annual Report to Shareholders filed herewith as Exhibit 13.


Item 6.    Selected Financial Data
- -------    -----------------------

      The information required under this item is incorporated herein by reference from page 5 of the 1994 Annual Report to Shareholders filed herewith as Exhibit 13.


Item 7.    Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations
           -------------------------------------------------

      The information required under this item is incorporated herein by reference from pages 6 through 19 of the 1994 Annual Report to Shareholders filed herewith as Exhibit 13. In addition, the following information is added, under the indicated heading.

Income Taxes
- ------------

      The Corporation had deferred tax assets of $44.3 million at December 31, 1994. The Corporation has sufficient Federal income tax carryback potential to realize the entire Federal income tax portion of its deferred tax assets. The state and local income tax portion of the Corporation's deferred tax assets is theoretically realizable based upon the taxable income that is expected to be generated in the current year for state and local purposes from the Corporation's ongoing operations.

Item 8.    Financial Statements and Supplementary Data
- -------    -------------------------------------------

      The information required under this item is incorporated herein by reference from pages 20 through 42 of the 1994 Annual Report to Shareholders filed herewith as Exhibit 13.


Item 9.    Changes in and Disagreements with Accountants on
- -------    Accounting and Financial Disclosure
           ------------------------------------------------

      None



                                 PART III
                                 --------


Item 10.    Directors and Executive Officers of the Registrant
- --------    --------------------------------------------------

Directors
- ---------

     The Corporation's Board consists of 22 persons, each of whom has been elected for a term expiring at the annual meeting of the Corporation's stockholders indicated below, and until his or her successor shall have been elected and qualified. The following table sets forth information concerning these individuals.

                                                         Term Expires at
        Name                             Age           Annual Meeting in
        ----                             ---           -----------------
Eleanor Baum                              54                  1996
Samuel C. Butler                          64                  1998
Peter O. Crisp                            62                  1997
Daniel P. Davison                         70                  1997
Philippe de Montebello                    58                  1996
Paul W. Douglas                           68                  1998
Edwin D. Etherington                      70                  1996
Antonia M. Grumbach                       51                  1997
Frederic C. Hamilton                      67                  1997
Peter L. Malkin                           61                  1997
Jeffrey S. Maurer                         47                  1997
Orson D. Munn                             70                  1998
Donald M. Roberts                         59                  1996

Directors (Cont'd.)
- ---------

                                                         Term Expires at
        Name                             Age           Annual Meeting in
        ----                             ---           -----------------

H. Marshall Schwarz                       58                  1998
Philip L. Smith                           61                  1998
John Hoyt Stookey                         65                  1996
Frederick B. Taylor                       53                  1996
Richard F. Tucker                         68                  1997
Carroll L. Wainwright, Jr.                69                  1998
Robert N. Wilson                          54                  1996
Frederick S. Wonham                       63                  1996
Ruth A. Wooden                            48                  1998

     Eleanor Baum became dean of engineering at Cooper Union in 1987. Prior to that, she was dean at Pratt Institute in Brooklyn and worked as an electrical engineer in the aerospace industry. Dr. Baum is also a director of Allegheny Power Systems and Avnet, Inc. She is president-elect of the American Society for Engineering Education and serves on the Board of Governors of the New York Academy of Sciences. She is a trustee of the Accreditation Board for Engineering & Technology, is a commissioner of the Engineering Workforce Commission, and an advisory board member at Duke University, Rice University and the U.S. Merchant Marine Academy. She is executive director of the Cooper Union Research Foundation and a fellow of the Institute of Electrical & Electronic Engineers.

     Samuel C. Butler joined the law firm of Cravath, Swaine & Moore in 1956 and was elected a partner of the firm in 1960. He is also a director of Ashland Inc., Millipore Corporation and GEICO Corporation. Mr. Butler is a trustee of the New York Public Library and of the Culver Educational Foundation.

     Peter O. Crisp has been general partner of Venrock Associates since 1969. He is also a director of Apple Computer, Inc., American Superconductor Corporation, Evans & Sutherland Computer Corp., Long Island Lighting Company, Inc., Thermedics Inc., Thermo Electron Corp., Thermo Power Corporation and ThermoTrex Corp. Mr. Crisp serves as a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, Memorial Hospital for Cancer and Allied Diseases and Sloan-Kettering Institute for Cancer Research. He is a trustee of North Shore University Hospital and of the Teagle Foundation.

     Daniel P. Davison was chairman of the board of Christie, Manson & Woods International, Inc. from February 1990 to January 1, 1994. He

Directors (Cont'd.)
- ---------

served as president of the Corporation and the Trust Company from the spring of 1979 until June 1, 1986, as chief executive officer from January 1, 1981 through January 1990 and as chairman of the board from February 1, 1982 until his retirement in February 1990. Prior to joining the Corporation, he was associated with Morgan Guaranty Trust Company for 23 years, serving as corporate secretary, general manager of its London office and, in his final position, as executive vice president in charge of the National Bank Division. Mr. Davison is also a director of The Atlantic Companies, Burlington Northern, Inc., Christies International, plc and Prime Property Inc. He is a trustee and treasurer of the Florence Gould Foundation. Mr. Davison is also vice chairman and governor of The Nature Conservancy and trustee of the Waterfowl Foundation.

     Philippe de Montebello has been associated with the Metropolitan Museum of Art since 1963, serving as associate curator for European paintings from 1963 to 1969, vice director for curatorial and educational affairs from 1974 to 1977 and as director since 1978. In the interim of his duties at the Metropolitan, Mr. de Montebello served as director of the Museum of Fine Arts in Houston from 1969 to 1974. He is a member of the Advisory Board of the Skowhegan School of Painting and Sculpture and the Columbia University Advisory Council-Departments of Art History and Archaeology. Mr. de Montebello is a trustee of the New York University Institute of Fine Arts and the American Federation of Arts.

     Paul W. Douglas retired as chairman of the board and chief executive officer of The Pittston Company in September 1991. Prior to joining Pittston in January 1984, he had been associated with Freeport-McMoRan Inc. following the merger of Freeport Minerals Company and McMoRan Oil and Gas Company in April 1981. Formerly, he was director of the internal finance section of the ECA Mission to France. Mr. Douglas is also a director of Holmes Protection Group, Inc., MacMillan Bloedel Limited of Vancouver, B.C., New York Life Insurance Company, Phelps Dodge Corporation, Philip Morris Companies, Inc. and South American Gold and Copper Co. He is a member of The Council on Foreign Relations, Inc. and a trustee of The International Center for the Disabled and of St. Luke's-Roosevelt Hospital.

     Edwin D. Etherington was president and chief executive officer of the American Stock Exchange from 1962 to 1966 and president of Wesleyan University from 1966 to 1970. Earlier, after practicing law in Washington, D.C. and New York City, he was vice president of the New York Stock Exchange and, subsequently, a general partner of Pershing &

Directors (Cont'd.)
- ---------

Co. Mr. Etherington was president (1971) and chairman (1972) of the National Center for Voluntary Action and for two years was chairman of the National Advertising Review Board. He is a director of Automatic Data Processing, Inc. and a trustee of The Schumann Foundation. He also serves as honorary chairman of the Lymes' Youth Service Bureau and of the Hobe Sound Child Care Center.

     Antonia M. Grumbach joined the law firm of Patterson, Belknap, Webb & Tyler in 1971 and became a partner of the firm in 1979. She is currently serving as managing partner of the firm. She is vice chairman of the board of trustees of Teachers College-Columbia University, and a trustee of Milton Academy, the CUNY Graduate Center Foundation, the William T. Grant Foundation and The Henfield Foundation. Ms. Grumbach also served as an initial member of the Board of Advisors of the New York University program on philanthropy and the law.

     Frederic C. Hamilton serves as chairman of the board, president and chief executive officer of Hamilton Oil Company, Inc., chairman of the board of BHP Petroleum, and chairman of the board of Tejas Gas Corporation. He is also a director of the American Petroleum Institute and a member of the National Petroleum Council. Mr. Hamilton is chairman of the Denver Art Museum Foundation and of the Denver Art Museum, and a trustee of the Boys' Club Foundation and the Boy Scouts of America Denver Area Council.

     Peter L. Malkin joined the predecessor law firm of Wien, Malkin & Bettex in 1958 and became a partner in the firm in 1962. He is also chairman of W & M Properties, Inc. and is a general partner in the ownership of several New York City buildings, including the Empire State Building, the Graybar Building, the Lincoln Building, 1185 Avenue of the Americas, and One Penn Plaza. Mr. Malkin is founding chairman of the Grand Central Partnership and of the 34th Street Partnership, a director of the New York City Chamber of Commerce & Industry, a member of the New York City Partnership, a member of the Board of Overseers of Harvard College and a director and member of the Executive Committee of Lincoln Center for the Performing Arts.

     Jeffrey S. Maurer joined the Trust Company in 1970 and was made manager of the Asset Management and Private Banking Group in 1988. He was elected senior vice president in November 1980, executive vice president in May 1986 and president effective February 1990, and was designated chief operating officer in December of 1994. Mr. Maurer is a trustee of Alfred University, a director and treasurer of The Children's Health Fund, a director of The Hebrew Home for the Aged, a member of the Advisory Board of The Salvation Army of Greater New York and chairman of

Directors (Cont'd.)
- ---------

the Commerce and Industry Division of the Greater New York Israel Bond
Campaign.

     Orson D. Munn was senior vice president and chief investment officer of Madison Fund, Inc. from May 1981 through February 1983 and was president of Orson Munn, Inc. from February 1983 until the organization of Munn, Bernhard & Associates, Inc. in November 1990. Previously, he was president of Piedmont Advisory Corporation and, upon its merger in 1980 with Lexington Management Corporation, performed the duties of vice chairman and chief investment officer. Earlier, Mr. Munn was associated with Wood Walker & Co. for 20 years, serving as chief executive officer of the company from 1972 to 1974. Mr. Munn is a trustee of the Waterfowl Research Foundation and is a former member of the Financial Advisory Committee of the Garden Club of America, a former trustee of the Village of Southampton and a former director of numerous charities.

     Donald M. Roberts was elected treasurer of the Corporation in January 1989 and vice chairman effective February 1, 1990. He is head of the Trust Company's Institutional Services Group. Prior to joining the Trust Company in 1979, he was associated with Citibank for 22 years serving as senior vice president from 1974 to 1979. Mr. Roberts is also a director of York International Corporation, Burlington Resources, Inc. and the New York Road Runners Club, Inc. He is president of the Board of Trustees of St. Bernard's School, and a member of The Bridge Fund Advisory Board.

     H. Marshall Schwarz joined the Trust Company in 1967 after a seven-year association with Morgan Stanley & Co. In 1972, he was elected a senior vice president and head of the Banking Division. He was elected executive vice president and chief operating officer of the Trust Company's Bank Group in 1977 and chief operating officer of the Asset Management Group in 1979. Mr. Schwarz served as president of the Corporation and the Trust Company from June 1986 through January 1990 and became chairman and chief executive officer effective February 1, 1990. He is also a director of Atlantic Mutual Companies and Bowne & Co., Inc. Mr. Schwarz is chairman of the board of the American Red Cross in Greater New York and a director of the United Way of New York City. He is a trustee of Teachers College-Columbia University, Milton Academy, the Camille and Henry Dreyfus Foundation, Inc. and The Boys' Club of New York.

     Philip L. Smith has been chairman of the board and director of the Golden Cat Corporation since November 1990. He was chairman of the board, president and chief executive officer of The Pillsbury Company

Directors (Cont'd.)
- ---------

from August 1988 through January 1989. Formerly, he had been associated with General Foods Corporation for over 20 years, serving in his final position as chairman of General Foods and director of Philip Morris Companies, Inc. Mr. Smith is also a director of Whirlpool Corporation and Ecolab Corporation.

     John Hoyt Stookey served as president of Quantum Chemical from 1975 to 1993 when Quantum was acquired by Hanson Industries, Inc. He continues as chairman of the board of Quantum, a position he has held since 1986. As Chairman of Quantum, Mr. Stookey served from 1989 to 1993 as an executive officer of Petrolane Incorporated, Petrolane Finance Corp. and QJV Corp., affiliates of Quantum, which companies were reorganized on July 15, 1993 under the U.S. Bankruptcy Code. Prior to joining Quantum, Mr. Stookey was president of Wallace Clark Incorporated from 1969 to 1975 and served as the U.S. Representative to both private and public banks in Mexico. He is also a director of Cypress AMAX Minerals Co., ACX Technologies and Chesapeake Corporation. Mr. Stookey is the founder and president of The Berkshire Choral Institute and of Landmark Volunteers, and trustee of the Glimmerglass Opera, Berkshire School, The Clark Foundation and The Robert Sterling Clark Foundation.

     Frederick B. Taylor joined the Trust Company in 1966. In 1980, he was elected a senior vice president and, in 1986, he was elected an executive vice president of the Corporation and chairman, Investment Policy of the Trust Company. Mr. Taylor was elected vice chairman and chief investment officer effective February 1990. He is a member of the New York Society of Security Analysts and the Association for Investment Management and Research. Mr. Taylor serves on the board of counselors of White Plains Hospital and on the senior advisory board of the New York Chapter of the Arthritis Foundation.

     Richard F. Tucker joined Mobil Corporation in 1961 and retired as vice chairman in May 1991. He was a director of Mobil from 1971, and president and chief operating officer of Mobil Oil Corporation from 1986 until his retirement. Mr. Tucker is also a director of The Perkin-Elmer Corporation. He is trustee emeritus of Cornell University and a life member of the Board of Overseers of Cornell Medical College. He is also a trustee of the Aldrich Museum of Contemporary Art, The Teagle Foundation and the Norwalk Hospital. Mr. Tucker is a member of the National Academy of Engineering, The Council on Foreign Relations, Inc. and the Woods Hole Oceanographic Institution.

     Carroll L. Wainwright, Jr. joined the law firm of Milbank, Tweed, Hadley & McCloy in 1952. After serving as assistant counsel to the Governor of New York from 1959 through 1960, he returned to the firm,

Directors (Cont'd.)
- ---------

becoming a partner in 1963, a senior partner in 1986 and a consulting partner in 1991. Mr. Wainwright is a trustee of the American Museum of Natural History, trustee and vice chairman of The Cooper Union for the Advancement of Science and Art and trustee and former president of The Boys' Club of New York. He is also an adjunct professor at Washington and Lee University Law School, a trustee of the Edward John Noble Foundation, and member of the Distribution Committee of The New York Community Trust.

     Robert N. Wilson joined Johnson & Johnson in 1964. He was appointed to the Executive Committee in 1983 and was elected to the board of directors in 1986. Mr. Wilson has been vice chairman of the board of directors of Johnson & Johnson since 1989. He is a member of the Board of Directors of the Pharmaceutical Research and Manufacturers Association, of the Alliance for Aging Research and The Georgetown College Foundation, Inc. He also serves as a trustee of the Museum of American Folk Art and is a member of the Trilateral Commission. He is a director of The James Breck Foundation in London, England.

     Frederick S. Wonham joined the Trust Company in 1979 as a senior vice president, and was head of the Personal Asset Management Division until 1982, when he was elected executive vice president and appointed manager of the Planning, Administration and Computer Services Group. He was elected vice chairman effective February 1990 and is head of the Funds Services Group. Between 1974 and 1978, Mr. Wonham was associated with White Weld and Co., Incorporated serving as president and chief operating officer from 1975 through 1978. Earlier, he was associated with G.H. Walker & Co., Incorporated for 19 years, serving as president and chief executive officer from 1971 to 1974. Mr. Wonham is a trustee of the Provident Loan Society.

     Ruth A. Wooden became president and chief executive officer of The Advertising Council in August 1987. Prior to joining The Advertising Council, she was employed with NW Ayer, Inc. for eleven years.
Ms. Wooden serves as a trustee of The Edna McConnell Clark Foundation and of St. Luke's Roosevelt Hospital Center. She is vice chair of CARE, USA and an advisor to the Columbia Health Sciences Advisory Council and the Columbia University School of Public Health Advisory Council.

Executive Officers
- ------------------

        Name              Age      Business Experience
        ----              ---      -------------------
H. Marshall Schwarz        58      Chairman of the Board and Chief
                                   Executive Officer (since February
                                   1990) of the Corporation and of the
                                   Trust Company.

Jeffrey S. Maurer          47      President (since February 1990) and
                                   Chief Operating Officer (since
                                   December 1994) of the Corporation and
                                   of the Trust Company.

Donald M. Roberts          59      Vice Chairman (since February 1990)
                                   and Treasurer (from prior to March
                                   1990) of the Corporation and of the
                                   Trust Company.

Frederick B. Taylor        53      Vice Chairman and Chief Investment
                                   Officer (since February 1990) of the
                                   Corporation and of the Trust Company.

Frederick S. Wonham        63      Vice Chairman (since February 1990)
                                   of the Corporation and of the Trust
                                   Company.

Item 11.    Executive Compensation
- --------    ----------------------

Compensation of Directors
- -------------------------

     Each director of the Corporation who is not also an officer of the Corporation or of the Trust Company receives an annual retainer fee of $15,000 and an attendance fee of $1,000 for each meeting attended of the Corporation Board, of the Board of Trustees, and of the committees of the respective Boards, other than those mentioned in the following paragraph, in which cases no attendance fee is applicable. If the Boards or the Executive Committee of the Corporation and the Trust Company meet on the same day, only one fee will be paid to a director-trustee for attendance at both meetings. Under the Stock Plan for Non-Officer Directors, each director of the Corporation who is not also an officer of the Corporation or of the Trust Company receives 100 Shares of Corporation Common Stock each February as an additional part of his or her annual retainer fee.

Compensation of Directors (Cont'd.)
- -------------------------

     The Chairman of the Audit Committee receives an annual retainer of $12,500 and each member of such committee receives an annual retainer of $10,000. The Chairman of the Compensation Committee receives an annual retainer of $10,000 and each member of such committee receives an annual retainer of $7,000. All directors and trustees are reimbursed for travel and other out-of-pocket expenses incurred by them in attending board or committee meetings.

     Directors who are not also officers of the Corporation or of the Trust Company may defer cash compensation (including meeting attendance fees) for services rendered as directors of the Corporation or as trustees of the Trust Company or as members of any Corporation or Trust Company Board committee. Under the Board Members' Deferred Compensation Plan certain provisions applicable to amounts so deferred are identical to provisions applicable to deferred performance share unit awards under the 1989 Stock Compensation Plan of U.S. Trust Corporation. These include provisions relating to (i) conversion of the deferred amounts into phantom share units or allocation of such amounts to interest-bearing accounts, (ii) crediting of dividend equivalents or earnings to such deferred amounts, and (iii) the form and time of distributions with respect to such deferred amounts. See "Executive Compensation Plans - Other Features of Stock Plan and Predecessor Performance Plans - Performance Share Units."

     Directors who are not also officers of the Corporation or of the Trust Company who retire from the Corporation Board at age 72 with 10 or more years of service on any of the Boards of the Corporation or the Trust Company will be paid an annual retirement benefit for life equal to the annual retainer received as a member of such Boards in his or her last full year of membership on such Boards. Directors with less than 10 years of service who retire at age 72 and directors with 15 or more years of service who retire prior to age 72 will be paid the same annual benefit for the lesser of the number of years he or she served on such Boards or his or her lifetime.

     Under the Stock Option Plan for Non-Employee Directors of U.S. Trust Corporation (the "Directors Plan"), a maximum of 125,000 Common Shares of the Corporation are reserved for grants of options to members of the Board of Directors who are not full-time employees of the Corporation, the Trust Company or any of their affiliated companies, who have not been such full-time employees for the previous two years and who have never been members of the Board of Directors while being employed full-time by the Corporation, the Trust Company or any of their affiliated companies (the "Non-Employee Directors"). Each person who either was a Non-Employee Director at the time of the adoption of the

Compensation of Directors (Cont'd.)
- -------------------------

Directors Plan in April 1989 or who subsequently became a Non-Employee Director has been granted an option to purchase 5,000 Common Shares. Each person who hereafter becomes a Non-Employee Director will be granted an option, effective on the date of becoming a Non-Employee Director, to purchase 5,000 Common Shares, subject to reduction in the event of an insufficiency of available shares under the Directors Plan.

     Options granted under the Directors Plan are granted for a period of ten years. The exercise price per share is the fair market value, as defined in the Directors Plan, of a Common Share on the date of grant. Each option becomes exercisable in three equal, cumulative installments on each of the first three anniversary dates of the date the option was granted. Except in the event of a "change in control" of the Corporation, as defined in the Directors Plan, full payment of the exercise price for shares subject to an option must be made in cash at the time of exercise.

     In the event of a change in control of the Corporation, all options under the Directors Plan will be accelerated and become fully exercisable, and optionees will be permitted to pay the exercise price in cash, or in Common Shares of the Corporation valued at their then fair market value, or a combination of cash and Common Shares. In addition, all options that were granted at least six months prior to the date of such change in control will be cancelled in return for a cash payment equal to the excess of the aggregate Determined Value (as defined in the Directors Plan) of the Common Shares subject to the option over the aggregate option exercise price of such Common Shares. The Board of Directors may direct that any of the foregoing change in control provisions not become effective by adopting a resolution to such effect prior to the date of a change in control (or not later than 45 days thereafter in certain circumstances).


Compensation of Executive Officers
- ----------------------------------

     The following table sets forth certain information concerning the compensation paid during 1994, 1993 and 1992 to the Corporation's Chief Executive Officer and the four other most highly compensated executive officers (during 1994) (the "Named Executive Officers") for services rendered in all capacities to the Corporation and to the Trust Company and their affiliates, based on salary and bonus earned during 1994.

Summary Compensation Table
- --------------------------

                                       Annual                               Long-Term Compensation
                                       Compensation                         --------------------------------
                                       ---------------------------------    Awards                  Payouts
                                                                 Other      --------------------   ---------
                                                                 Annual     Restricted    Stock    Long-Term  All Other
                                                                 Compen-    Stock         Option   Incentive  Compen-
Name and Principal                     Salary      Bonus         sation     Awards        Awards   Payouts    sation
Position                      Year     ($)         ($)           ($)        (#)           (#)      ($)        ($)
- -----------------------------------------------------------------------------------------------------------------------
H.M. Schwarz                  1994     547,308     257,635           0            0      15,000     465,099      33,177
  Chairman, CEO               1993     517,308     304,135           0            0      10,000     545,015      89,641
                              1992     485,192     305,740           0            0           0     221,688      28,451

J.S. Maurer                   1994     401,539     169,923           0            0      10,000     316,316      23,913
  President, COO              1993     381,538     205,923           0            0       6,000     370,669      61,175
                              1992     359,423     212,029           0            0      15,000     150,617      20,737

F.B. Taylor                   1994     371,539     151,423           0        3,500       9,000     262,554      21,428
  Vice Chairman,              1993     351,539     187,423           0            0       5,000     307,670      48,860
  Chief Investment            1992     329,423     183,529           0            0      12,000     126,057      18,527
  Officer

D.M. Roberts                  1994     337,769     133,112           0            0       5,000     258,387      56,941
  Vice Chairman,              1993     327,769     153,612           0            0       5,000     302,785     455,892
  Treasurer                   1992     316,923     159,154           0            0           0     126,057      44,726

F.S. Wonham                   1994     337,769     133,112           0            0       5,000     258,387      30,224
  Vice Chairman               1993     327,769     153,612           0            0       5,000     302,785     162,723
                              1992     316,923     159,154           0            0           0     126,057      25,462

     The following table lists for each of the Named Executive Officers the payments that comprise the "All Other Compensation" amounts found in the Summary Compensation Table.

All Other Compensation
- ----------------------

                                        Employer          Supplemental       Earnings on
                                        Contribution      ESOP               Deferred
                                        to ESOP(1)        Amount (2)         Awards (3)       Total (4)
Name                     Year           ($)               ($)                ($)              ($)
- -------------------------------------------------------------------------------------------------------
H.M.  Schwarz            1994             7,500            19,865               5,812           33,177
J.S.  Maurer             1994             7,500            12,577               3,836           23,913
F.B.  Taylor             1994             7,500            11,077               2,851           21,428
D.M.  Roberts            1994             7,500             9,388              40,053           56,941
F.S.  Wonham             1994             7,500             9,388              13,336           30,224

(1)  Represents the amount of the employer contribution made to the ESOP portion of the 401(k) Plan and ESOP on behalf of each of the Named Executive Officers for the year indicated.

(2)  Represents the amount of the employer contribution, otherwise required under the ESOP portion of the 401(k) Plan and ESOP, that could not be made to the Plan on behalf of the Named Executive Officers for 1994 due to certain limitations imposed under the Internal Revenue Code of 1986 (the "Code Limitations").  This amount is credited to the officer's account under the Corporation's Executive Deferred Compensation Plan, and payment is deferred until termination of the officer's employment.  See "Executive Compensation Plans - Executive Deferred Compensation
     Plan" below for a description of the Executive Deferred Compensation Plan.

(3)  Represents that portion of the interest accrued on certain previously deferred incentive plan cash awards which is
     "above market" interest as defined in the rules of the Securities and Exchange Commission.

Stock Options
- -------------

     The following table sets forth certain information concerning options granted during 1994 to the Named Executive Officers, including potential gains that these officers would realize under two stock price growth-rate assumptions compounded annually. Under the 5% growth-rate assumption, the indicated values would be realized if the stock price reached $83.48 per share at the end of the option term (10 years from grant). Correspondingly, under the 10% growth-rate assumption, the indicated values would be realized if the stock price reached $132.93 per share.

Option Grants in 1994
- ---------------------

                       Individual Grants
                       ---------------------------------------------------------         --------------------------
                       Number of      % of Total                                         Potential Realizable Value
                       Securities     Options         Exercise Price                     at Assumed Annual Rates of
                       Underlying     Granted to      per Share                          Stock Price Appreciation
                       Options        Employees       (Market Price                      for Options Term (1)
                       Granted(2)     in              at Date of      Expiration         --------------------------
Name                  (# of Shares)   Fiscal Year     Grant) ($)      Date                  5%($)            10%($)
- --------------------------------------------------------------------------------------------------------------------
H.M.  Schwarz          15,000         7.7             51.25           01/25/04              483,450        1,225,200
J.S.  Maurer           10,000         5.1             51.25           01/25/04              322,300          816,800
F.B.  Taylor            9,000         4.6             51.25           01/25/04              290,070          735,120
D.M.  Roberts           5,000         2.6             51.25           01/25/04              161,150          408,400
F.S.  Wonham            5,000         2.6             51.25           01/25/04              161,150          408,400

(1)  Annual growth-rate assumptions are prescribed by rules of the Securities and Exchange Commission and do not reflect actual or projected price appreciation of U.S. Trust Corporation Common Stock.  The actual average annual price appreciation of U.S. Trust Common Stock over the last ten years was 13.71%.

(2)  Options become exercisable in four equal, cumulative installments in each of the first through fourth anniversary dates of the date of grant (January 25, 1994).

     The following table discloses the aggregated stock option exercises for each of the Named Executive Officers in the last fiscal year. It also shows the number of vested and unvested unexercised options and the value of vested and unvested unexercised in-the-money options.

Aggregated Option Exercises in 1994 and Year-End Option Values
- --------------------------------------------------------------

                                                              Number of Securities           Value of Unexercised
                                                              Underlying Unexercised         In-the-Money Options
                          Shares                              Options at Year-End (#)        at Year-End ($)(2)
                        Acquired on          Value            -------------------------      -------------------------
Name                    Exercise(#)      Realized ($)(1)      Exercisable/Unexercisable      Exercisable/Unexercisable
- ----------------------------------------------------------------------------------------------------------------------
H.M.  Schwarz             5,500            176,875.00             58,500/35,000                1,585,050/594,025
J.S.  Maurer              2,300             81,075.00             39,450/31,250                1,055,692/556,352
F.B.  Taylor              2,550             89,887.50             30,950/25,500                  814,850/432,637
D.M.  Roberts             3,400            129,304.00             25,500/15,500                  727,462/281,137
F.S.  Wonham              1,500             48,000.00             20,000/15,500                  540,837/281,137

(1)  Aggregate market value on the date(s) of exercise less aggregate exercise price.

(2)  Total value of unexercised options is based on the difference between aggregate market value of U.S. Trust
     Corporation Common Stock at $63.50 per share, the closing price on December 30, 1994, and aggregate exercise price.

Performance Share Units
- -----------------------

     The following table sets forth certain information concerning long-term incentive awards granted during 1994 to the Named Executive Officers. The awards are granted in the form of performance share units under the Corporation's 1989 Stock Compensation Plan. See" Executive Compensation Plans - Other Features of Stock Plan and Predecessor Performance Plans" below for a further description of these awards.

Long-Term Incentive Awards Granted In 1994
- ------------------------------------------

                           Number of          Performance        Estimated Future Payouts of Performance Share Units
                           Performance        Period Until      -----------------------------------------------------
Name                       Share Units(#)     Payout            Threshold (#)(1)     Target (#)(2)     Maximum (#)(2)
- ---------------------------------------------------------------------------------------------------------------------
H.M.  Schwarz              6,042              3 years            3,021                6,042            6,042
J.S.  Maurer               4,076              3 years            2,038                4,076            4,076
F.B.  Taylor               3,420              3 years            1,710                3,420            3,420
D.M.  Roberts              3,154              3 years            1,577                3,154            3,154
F.S.  Wonham               3,154              3 years            1,577                3,154            3,154

(1)  Assumes minimum number of performance share units earned in each performance goal for 1994-96 performance cycle.

(2)  Assumes all specified performance targets are reached.

Executive Compensation Plans
- ----------------------------

     Set out below is a description of the principal employee benefit and compensation plans of the Corporation.


Retirement Benefits
- -------------------

     Each of the Named Executive Officers is a participant in the Employees' Retirement Plan of United States Trust Company of New York and Affiliated Companies (the "Retirement Plan"). The Retirement Plan is a defined benefit pension plan which is tax-qualified under
Section 401(a) of the Code. The Retirement Plan provides for payment of a pension in an annual amount equal to a specified percentage (based on the length of a participant's credited service up to a maximum of 35 years) of the participant's average base salary for his highest five consecutive years of base salary during the last ten plan years prior to retirement or other termination of employment, reduced by a portion of

Retirement Benefits (Cont'd.)
- -------------------

the participant's annual Social Security benefit. The table below shows the estimated annual pension payable under the Retirement Plan's benefit formula upon retirement at age 65 to persons in specified remuneration and years-of-service classifications who have elected to receive their pensions under a straight life annuity option. The amounts shown do not reflect reductions which would be made to offset Social Security benefits.

Highest Consecutive                               Estimated Annual Pension for Representative
Five-Year                                         Years of Credited Service
Average Base Salary                               15                25              35 or More
- ----------------------------------------------------------------------------------------------
$300,000                                          $101,250          $150,000          $180,000
 350,000                                           118,125           175,000           210,000
 400,000                                           135,000           200,000           240,000
 450,000                                           151,875           225,000           270,000
 500,000                                           168,750           250,000           300,000
 550,000                                           185,625           275,000           330,000
 600,000                                           202,500           300,000           360,000

     The table below sets forth the number of years of credited service and the average base salary, in each case as of the end of 1994, that would be taken into account in determining the pension payable under the Retirement Plan's benefit formula to each of the Named Executive
Officers.

                                                                                          Average
                                                                      Years               Base
Name                                                                  of Service          Salary
- --------------------------------------------------------------------------------------------------
H.M. Schwarz                                                          27.9                $496,000
J.S.  Maurer                                                          24                   366,000
F.B.  Taylor                                                          28.6                 337,000
D.M.  Roberts                                                         15                   342,000
F.S.  Wonham                                                          15.5                 342,000

     The amount of compensation taken into account in determining each Named Executive Officer's pension under the Retirement Plan's formula, as shown in the third column of the table above, represents the average of the rates of base salary in effect for such officer as of the last day of each of the years 1990 through 1994. In the case of each such Named Executive Officer, the base salary amounts so taken into account for the years 1992, 1993 and 1994 differ from the amounts shown in the "Salary" column of the Summary Compensation Table for these years, in that the latter amounts represent the base salary actually earned by

Retirement Benefits (Cont'd.)
- -------------------

such Named Executive Officer during each such year, rather than the rate of base salary in effect for such Named Executive Officer at the end of that year.

     The pension amounts otherwise payable from the Retirement Plan are subject to reduction to the extent necessary to comply with the Code Limitations. However, in the case of each Named Executive Officer, any pension amount otherwise payable under the Retirement Plan's benefit formula that cannot be paid to such Named Executive Officer from the Retirement Plan because of the Code Limitations will be paid to the officer under the Company's Benefit Equalization Plan or, in the case of Messrs. Schwarz, Maurer, Roberts, Taylor and Wonham, under a supplemental pension agreement which the Corporation has entered into with each such officer.


401(k) Plan and ESOP
- --------------------

     The 401(k) Plan and ESOP is a defined contribution pension plan. Employees are eligible to become participants in the plan following the completion of one year of service, except that employees are eligible to make tax-deferred elective contributions from their base salary following the completion of three months of service. Contributions under the 401(k) Plan and ESOP consist of annual employer contributions made on behalf of the participants under the Plan's ESOP feature ("ESOP Contributions"), and tax-deferred elective contributions made by the participants under the 401(k) Plan and ESOP's 401(k) feature ("401(k) Contributions").

     Under the 401(k) feature of the 401(k) Plan and ESOP, a participant may elect to have a specified percentage of his or her annual award under the 1990 Annual Incentive Plan of United States Trust Company of New York and Affiliated Companies (the "1990 Annual Incentive Plan") (or in the case of participants who are not eligible for awards under the 1990 Annual Incentive Plan, the Incentive Award Plan of United States Trust Company of New York and Affiliated Companies) and/or a specified percentage of the participant's base salary, contributed to the 401(k) Plan and ESOP on his or her behalf as a 401(k) Contribution. All 401(k) Contributions made on behalf of a participant are paid to a trust fund maintained under the 401(k) Plan and ESOP and invested as directed by the participant in one or more of six investment funds, including a fund designed for investment in the Corporation's Common Stock (the "U.S.T. Corp. Stock Fund").

     The annual ESOP Contribution made to the 401(k) Plan and ESOP on

401(k) Plan and ESOP (Cont'd.)
- --------------------

behalf of each participant is generally equal to 5% of such participant's compensation. In the case of any participant who is a participant in the 1990 Annual Incentive Plan, the amount of ESOP contribution to be made for the participant for any year may not exceed the amount of the participant's award under the 1990 Annual Incentive Plan for such year. The ESOP feature of the 401(k) Plan and ESOP is designed to invest in the Corporation's Common Stock. The 401(k) Plan and ESOP acquired the Corporation's Common Stock with the proceeds of loans (the "ESOP Loan"), and the shares of the Corporation's Common Stock so acquired were placed in a suspense account. Each year, shares so acquired are released to the extent the ESOP Loan is repaid, and the shares so released are allocated among the individual accounts maintained for the ESOP participants in proportion to the amounts of ESOP Contributions made on their behalf for the year. The ESOP Loan is repaid with dividends on the Corporation's Common Stock acquired with the ESOP Loan proceeds, and with the ESOP Contribution, to the extent determined by the 401(k) Plan and ESOP Committee. Each participant receives full credit for dividends that are paid on the shares of the Corporation's Common Stock allocated to his or her ESOP account, whether or not such dividends are used to repay the ESOP Loan. Any ESOP Contributions and dividends not applied to repay the ESOP Loan are invested in participants' accounts in the U.S.T. Corp. Stock Fund.

     The Code Limitations restrict the amount of the ESOP Contribution that can be made each year on behalf of any participant. Prior to 1994, the amount of the ESOP Contribution, which could not be made to the 401(k) Plan and ESOP on behalf of a participant because of such limitations was provided to the participant through an award of benefit equalization units under the 1989 Stock Compensation Plan of U.S. Trust Corporation (the "Stock Plan"). Effective with the ESOP Contribution to be made to the 401(k) Plan and ESOP Plan for 1994, the portion of any ESOP Contribution that cannot be so made to the 401(k) Plan and ESOP on behalf of a participant will be provided to the participant through a credit to the participant's account under the Executive Deferred Compensation Plan described below.

     A participant's interest in the trust fund under the 401(k) Plan and ESOP is at all times fully vested. Distributions from the 401(k) Plan and ESOP become payable upon the participant's retirement, death or other termination of employment. Withdrawals from the 401(k) portion of a participant's account may be made after age 59 1/2 or in cases of hardship. Distributions from the 401(k) Plan and ESOP are made in a lump sum, or, in certain cases, in annual installments. Such payments are made in cash, except that any shares of the Corporation's Common Stock allocated to the participant's account under the ESOP portion of

401(k) Plan and ESOP (Cont'd.)
- --------------------

the 401(k) Plan and ESOP, and shares attributable to the portion of the participant's account that are invested in the U.S.T. Corp. Stock Fund, may generally be distributed in kind.


Annual Incentive Awards
- -----------------------

     The 1990 Annual Incentive Plan provides for annual cash awards to be earned and paid based on the attainment of annual performance objectives established by the Compensation Committee at the beginning of each year. The Compensation Committee has the authority to select the officers who will be eligible to receive awards, to determine the maximum amount available for awards each year, to establish the performance objectives that must be met in order for awards to be earned and paid, and to determine the extent to which such performance objectives have been met. In the Compensation Committee's discretion, the performance objectives may be based on corporate performance, the participant's individual performance, or a combination of the two.

     Awards otherwise earned under the plan for any year are reduced
(i) by the amount of the ESOP Contribution to be made to the 401(k) Plan and ESOP on the participant's behalf for such year, and (ii) by the amount credited to the participant's account under the Executive Deferred Compensation Plan with respect to any portion of the participant's ESOP Contribution that cannot be made to the 401(k) Plan and ESOP for such year because of the Code Limitations. Awards that are earned under the plan are payable in cash after the close of each year, except to the extent that the participant has elected, instead, to have any portion of such award contributed on his or her behalf as a 401(k) Contribution to the 401(k) Plan and ESOP, or to defer any portion of his or her award under the Executive Deferred Compensation Plan.


The 1989 Stock Compensation Plan
- --------------------------------

     The 1989 Stock Compensation Plan (the "Stock Plan") provides for the award of Common Shares by means of restricted stock, stock options and performance share units to senior officers of the Corporation, the Trust Company and their subsidiaries. In addition, the Stock Plan provides for the grant of benefit equalization units to certain participants in the 401(k) Plan in order to provide such participants with the full benefits to which they would have been entitled under the 401(k) Plan benefit formula but for certain limitations imposed by the Code.

The 1989 Stock Compensation Plan (Cont'd.)
- --------------------------------

     The Stock Plan currently authorizes the issuance of a maximum of 1,300,000 Common Shares plus the Common Shares previously authorized but not utilized or reserved for issuance under various predecessor plans. As of December 30, 1994, there were an aggregate of 343,761 Common Shares available for future awards under the Stock Plan. The Common Shares to be distributed under the Stock Plan may be shares held in the Corporation's treasury, authorized but previously unissued shares or shares purchased by the Corporation on the open market.

     Officers of the Corporation, the Trust Company and their subsidiaries at or above the rank of Vice President are eligible to be granted stock options and other awards under the Stock Plan. In addition, benefit equalization units are automatically credited to certain participants in the 401(k) Plan, as described below under the caption "Benefit Equalization Units." The Compensation Committee selects the officers who will be granted awards and determines the nature, extent and timing of awards, performance goals and performance measurement periods and any conditions to be attached to awards. Currently, there are approximately 500 persons who are eligible to be granted awards under the Stock Plan, including all five of the Named Executive Officers.

     The Stock Plan provides for the award of options to purchase Common Shares. The maximum term of all options granted under the Stock Plan is ten years from the date of grant, and the per share exercise price of any option may not be less than the fair market value of a Common Share on the date of grant of the option, as determined by the Compensation Committee. The Compensation Committee may require that an option under the Stock Plan be exercised in installments; each presently outstanding option under the Stock Plan became or becomes exercisable in four substantially equal, cumulative installments over a four-year period, subject to the discretion of the Compensation Committee to accelerate an option in whole or in part upon an optionee's termination of employment by reason of death, permanent disability or retirement. Payment of the option exercise price may be made in cash or in other consideration approved by the Compensation Committee, including Common Shares valued at their fair market value at the time of exercise.

     The following table sets forth information with respect to options currently outstanding under the Stock Plan. On December 30, 1994, the closing price of a Common Share on the NASDAQ National Market System was $63.50.

The 1989 Stock Compensation Plan (Cont'd.)
- --------------------------------

                                                                                  Number of shares
               Optionee or group                                                    under option
               -----------------                                                  ----------------
H.M. Schwarz                                                                           93,500
Chairman and CEO

J.S. Maurer                                                                            70,700
President and COO

F.B. Taylor                                                                            56,450
Vice Chairman and Chief Investment Officer

D.M. Roberts                                                                           41,000
Vice Chairman and Treasurer

F.S. Wonham                                                                            35,500
Vice Chairman

All executive officers as a group                                                     297,150
(5 persons)

All other employees, including officers other than executive officers                 956,209

     Options granted under the Stock Plan are either incentive stock options meeting the requirements set forth in Section 422 of the Code ("ISOs") or options which do not qualify as ISOs ("nonqualified options"). For federal income tax purposes, assuming that the shares acquired by the holder of an ISO are not disposed of within two years from the date the option was granted or one year from the date the option was exercised, the Corporation receives no deduction either upon the grant or the exercise of an ISO or upon a subsequent sale of the shares by the optionee. The optionee realizes no income for regular federal income tax purposes either at the time of the grant or the time of exercise of the ISO. Instead, the optionee realizes income or loss only upon his or her subsequent sale of the option shares, and the optionee's income, in the amount of any excess of the sale price over the option exercise price, will be taxed as long-term capital gain.

     If, however, the shares are disposed of within either of the two- and one-year periods mentioned above (a "disqualifying disposition"), the excess, if any, of the fair market value of the shares on the date of exercise over the option exercise price will be treated as ordinary income to the optionee in the year of the disqualifying disposition. In addition, if a disqualifying disposition is for more than the fair market value of the shares on the date of exercise, the excess of the

The 1989 Stock Compensation Plan (Cont'd.)
- --------------------------------

amount realized over the fair market value will be treated as a short-term or long-term capital gain realized by the optionee, depending upon the length of time the shares are held. If a disqualifying disposition is for less than the fair market value of such shares on the date of exercise, the amount treated as ordinary income realized by the optionee will be limited to the excess of the amount realized over the option exercise price, and if the disqualifying disposition is for less than the option exercise price, the optionee will realize no ordinary income, but rather a short-term or long-term capital loss, depending upon the length of time the shares are held, equal to the difference between the option exercise price and the amount realized. The Corporation may be entitled, in the year of a disqualifying disposition, to a deduction equal to the amount that the optionee must treat as ordinary income.

     The optionee of a nonqualified option does not realize any taxable income upon the grant of the option. Upon exercise of a nonqualified option, the optionee realizes ordinary income in an amount generally measured by the excess, if any, of the fair market value of the shares on the date of exercise over the option exercise price. The Corporation will be entitled to a deduction in the same amount as the ordinary income realized by the optionee. Upon the sale of such shares, the optionee will realize short-term or long-term capital gain or loss, depending upon the length of time the shares are held. Such gain or loss will be measured by the difference between the sale price of the shares and the market price of the shares on the date of exercise.

     An option under the Stock Plan will not be exercisable unless the optionee has remained in the employ of the Corporation, the Trust Company or a participating subsidiary for such period after the date of grant of the option as may be determined by the Compensation Committee. If the optionee's employment shall terminate (except by reason of death or disability), the option will be exercisable, to the extent the optionee was entitled to exercise the option on the date of such termination, until the earlier of (i) three months after the date of termination of employment and (ii) the expiration date specified in the option. This three-month period is extended to twelve months if the optionee's employment shall terminate by reason of disability, is extended to two years after death if the optionee's employment shall terminate by reason of death or if the optionee dies within one year of retiring as a result of a disability, and may, in the Compensation Committee's sole discretion, be extended to twelve months if the optionee ceases to be an employee by reason of retirement. In 1994, the option exercise period, in the event of the optionee's termination of employment by reason of retirement was amended to the earlier of the expiration date specified in the option and the date three months (in

The 1989 Stock Compensation Plan (Cont'd.)
- --------------------------------

the case of an ISO) or fifteen months (in the case of a nonqualified option) after the date of termination of employment. The Compensation Committee would not have the discretion to extend the option exercise period.


Other Features of the Stock Plan and Predecessor Performance Plans
- ------------------------------------------------------------------

     Apart from the present stock option provisions of the Stock Plan, the Stock Plan provides for the award of stock-based compensation to senior officers of the Corporation, the Trust Company and other subsidiaries in two other forms: in shares of restricted stock and in performance share units. In addition, for years prior to 1994, benefit equalization units were awarded to officers to provide them with the full benefits to which they would have been entitled under the ESOP portion of the 401(k) Plan and ESOP but for the Code Limitations. The award of benefit equalization units under the Stock Plan has been discontinued effective with the contribution to be made to the ESOP portion of the 401(k) Plan and ESOP for the year 1994.


Restricted Stock
- ----------------

     Recipients of awards of shares of restricted stock are prohibited from selling, pledging or otherwise disposing of such shares within a period (typically three years) determined by the Compensation Committee. Restricted shares are held in the officer's name in a book entry account. During the restricted period, the officer has all of the rights of a stockholder of the Corporation with respect to his or her restricted shares, including voting and dividend rights. Subject to satisfaction of any tax withholding obligation, certificates evidencing the shares are delivered to the officer free of restrictions at the conclusion of the restricted period. In the event of the termination of employment of an officer for any reason, all shares then subject to restrictions are forfeited unless the Compensation Committee otherwise determines.


Performance Share Units
- -----------------------

     The Stock Plan provides for the grant of performance share units which are earned over a 3-year "Performance Cycle" to the extent that

Performance Share Units (Cont'd.)
- -----------------------

pre-established performance goals for the Corporation are met. Except for any portion of an earned award that an officer has previously elected to defer, earned awards are paid as soon as practicable after the close of the Performance Cycle. Awards that are not deferred are paid in a combination of cash and the Corporation's Common Stock, as the Compensation Committee determines, but at least 50% of a non-deferred award must be paid in the Corporation's Common Stock. Deferred awards are either converted to "phantom share units" ("PSUs") or credited to the "Interest Portion" of the officer's account under the plan, as the officer may elect, but at least 50% of any deferred award must be converted to PSUs.

     Earnings are credited to the Interest Portion of a deferred award at the Trust Company's prime rate, or at a rate of return matching the rate of return on any one or more of the investment funds available for investment of the 401(k) portion of employees' accounts under the 401(k) Plan and ESOP other than the U.S.T. Corp. Stock Fund, as the officer may select from time to time. The "PSU Portion" of an officer's deferred award is credited, as of the date of each dividend payment on the Corporation's Common Stock, with dividend equivalents in the form of additional PSU's.

     Payments with respect to deferred awards are made in 10 annual installments commencing in the year following the officer's retirement or other termination of employment. Payments with respect to the PSU Portion of a deferred award are made in the form of shares of the Corporation's Common Stock, and payments with respect to the Interest Portion of a deferred award are made in cash.

     Performance share units were also awarded to officers of the Corporation and the Trust Company and their subsidiaries under two predecessor plans: the 1988 Long-Term Performance Plan of U.S. Trust Corporation and the Long-Term Performance Plan of U.S. Trust Corporation (collectively, the "Predecessor Performance Plans"). The provisions of the Predecessor Performance Plans are substantially the same as those applicable to the performance share unit feature of the Stock Plan. No Performance Cycles remain in progress under the Predecessor Performance Plans. However, deferred awards remain outstanding under these plans, in the form of PSU's and account balances that are credited with interest under substantially the same provisions as described above in the case of the "Interest Portion" of deferred awards under the Stock Plan.

     Each performance share unit and each PSU credited to an officer under the Stock Plan and the Predecessor Performance Plans represents

Performance Share Units (Cont'd.)
- -----------------------

one share of the Corporation's Common Stock, but constitutes only a "phantom" share. It entitles the holder to be credited with dividend equivalents and to receive one share of the Corporation's Common Stock for each such unit to the officer's credit when distributions are made to the officer from the plan, but it does not otherwise entitle the officer to any of the rights of a holder of the Corporation's Common Stock.


Benefit Equalization Units
- --------------------------

     For years prior to 1994, the Stock Plan provided for awards to officers of benefit equalization units ("BEUs") with an aggregate value equal to the amount of the ESOP contribution that could not be made to the 401(k) Plan and ESOP on the officer's behalf for any year because of the Code Limitations. The BEUs earn dividend equivalents with respect to dividends that are paid on the Corporation's Common Stock, and the dividend equivalents attributable to an officer's BEUs are credited to the officer in the form of additional BEUs. An officer's interest in the BEUs credited to his account under the plan is fully vested at all times. Officers receive a distribution with respect to their BEUs upon the termination of their employment. Distribution is made in the form of shares of the Corporation's Common Stock, and cash for fractional units.

     Each BEU credited to an officer represents one share of the Corporation's Common Stock, but constitutes only a "phantom" share. It entitles the holder to be credited with dividend equivalents and to receive one share of the Corporation's Common Stock for each such unit to the officer's credit when distributions are made to the officer from the plan, but it does not otherwise entitle the officer to any of the rights of a holder of the Corporation's Common Stock.


Executive Deferred Compensation Plan
- ------------------------------------

     The Executive Deferred Compensation Plan of U.S. Trust Corporation (the "Executive Deferred Compensation Plan") is a nonqualified plan of deferred compensation. All officers at or above the rank of Vice President whose total annual compensation (as defined in the plan) exceeds $150,000 are eligible to participate in the plan. The plan permits each eligible officer to elect to defer portions of the officer's award for any year under the 1990 Annual Incentive Plan and a

Executive Deferred Compensation Plan (Cont'd.)
- ------------------------------------

portion of certain other incentive payments. The Executive Deferred Compensation Plan also provides for the crediting to an eligible officer's account under the plan of amounts equal to the portion of the ESOP contribution for 1994 or any later year that cannot be made on the officer's behalf to the 401(k) Plan and ESOP because of the Code
Limitations.

     A participant's deferred amounts under the Executive Deferred Compensation Plan are credited with interest at rates of return chosen by the participant from among the rates of return on the investment funds available for investment of the 401(k) portion of employees' accounts under the 401(k) Plan and ESOP other than the U.S.T. Corp. Stock Fund.

     Deferred amounts under the Executive Deferred Compensation Plan become payable upon a participant's termination of employment. Payment of deferred amounts generally will be made in a single cash lump sum. However, if employment is terminated by reason of retirement or death and the participant has so elected, payment will be made in ten annual cash installments. In the case of amounts payable upon retirement, a participant also may elect to receive payment in 15 annual cash installments.


Change in Control Provisions
- ----------------------------

     Various compensation and benefit plans under which the Named Executive Officers will be covered will contain provisions pursuant to which payment of the benefits provided under the plan would be accelerated in the event of a "change in control" of the Corporation (as defined in the Stock Plan), unless the Corporation's Board otherwise determines prior to the date of the change in control (or not later than 45 days thereafter in certain circumstances). As defined in the Stock Plan, a "change in control" means that any of the following events has occurred: (i) 20% or more of the shares of the Corporation's Common Stock have been acquired by any person (as defined in Section 3(a)(9) of the Exchange Act) other than directly from the Corporation; (ii) there has been a merger or equivalent combination after which 49% or more of the voting stock of the surviving corporation is held by persons other than former stockholders of the Corporation; or (iii) 20% or more of the directors elected by stockholders to the Corporation's Board are persons who were not nominated by management in the most recent proxy statement of the Corporation.

Change in Control Provisions (Cont'd.)
- ----------------------------

     Specifically, upon such a change in control (a) the restrictions applicable to all restricted stock previously awarded under the Stock Plan would lapse, and a cash payment would be made for each share of restricted stock equal to the Determined Value (as defined in the Stock
Plan) of a share of the Corporation's Common Stock; (b) each new stock option granted under the Stock Plan at least six months prior to the change in control would be cancelled in return for a cash payment equal to the excess of the Determined Value of the shares of the Corporation's Common Stock subject to the option over the aggregate purchase price of such shares under the terms of the option; (c) all other new stock options outstanding under the Stock Plan would become immediately and fully exercisable; (d) all performance share units awarded under the Stock Plan for the performance cycle in which the change in control occurs would be deemed to have been earned in full, and a cash payment would be made for each such performance share unit in an amount equal to the Determined Value of a share of the Corporation's Common Stock;
(e) all previously deferred awards of performance share units under the Stock Plan would become immediately payable in the form of a cash payment in an amount equal to the sum of the Interest Portion (as defined in the Stock Plan) of such awards and the Determined Value of the number of shares of the Corporation's Common Stock corresponding to the number of units included in the Phantom Share Unit Portion (as defined in the Stock Plan) of such awards; (f) all benefit equalization units previously granted under the Stock Plan would become immediately payable in the form of a cash payment in an amount equal to the Determined Value of the number of shares of the Corporation's Common Stock corresponding to the number of benefit equalization units credited to the participant; (g) all awards under the 1990 Annual Incentive Plan for the year in which the change in control occurs would be deemed to have been earned in full, and would be immediately payable in the form of a cash payment; and (h) the balance of each participant's account under the Executive Deferred Compensation Plan would become immediately payable in full in the form of a cash payment.

     The Retirement Plan provides that if the Retirement Plan is terminated within four years after the occurrence of a change in control, any surplus funding in the Retirement Plan would be applied (subject to applicable Code and other tax qualification requirements applicable to the Retirement Plan) to provide pro rata increases in the accrued pension benefits of all qualified participants in the Retirement Plan, including the Named Executive Officers.

     The supplemental pension agreements with each of the Named
Executive Officers provide that in the event of the involuntary termination of any such officer's employment following a change in


                                   -48-
Change in Control Provisions (Cont'd.)
- ----------------------------

control, such officer would receive from the Corporation an immediate lump sum cash payment equal to the actuarial present value of the supplemental pension that would have been payable to such officer under the agreement at his normal retirement date if he had remained employed with the Corporation until that date, at the rate of annual compensation in effect for such officer immediately prior to such termination of his employment.

     In addition, under the 1990 Change in Control and Severance Policy, each of the Named Executive Officers would be entitled to receive severance benefits in the event of any such Named Executive Officer's involuntary termination of employment within two years following a change in control. In such event, each such Named Executive Officer would be entitled to receive a cash payment in an amount equal to the sum of (a) two times such Named Executive Officer's then current annual base salary, (b) the average of the highest three of the previous five years awards to such Named Executive Officer under the 1990 Annual Incentive Plan and predecessor plan and (c) 25 times such Named Executive Officer's then current weekly base salary.


Benefit Protection Trusts
- -------------------------

     The Corporation has established the U.S. Trust Corporation Benefits Protection Trust I and the U.S. Trust Corporation Benefits Protection Trust II, and the Trust Company has established the United States Trust Company of New York and Affiliated Companies Executives Benefits Protection Trust, for the purposes of assisting the Corporation and the Trust Company in meeting their obligations under certain of the benefit and compensation plans maintained by them. The U.S. Trust Corporation Benefits Protection Trust I also will cover benefits payable under the Board Members' Deferred Compensation Plan with respect to the "Interest Portion" of a board member's deferred amounts under that plan.

     Upon the occurrence of a change in control, the trust funds would be used to make benefit payments to the officers and board members in accordance with the provisions of the applicable plans and the trust agreements. However, at all time prior to payment to the officers and board members, all assets held in the trusts will remain subject to the claims of the Corporation's and the Trust Company's respective creditors.

     The trusts are intended to qualify as "grantor trusts" with the meaning of the Code, with the consequence that the Corporation and the

Benefit Protection Trusts (Cont'd.)
- -------------------------

Trust Company will be treated as owners of all of the assets and income of the trusts for federal income tax purposes. No contributions have been made to the trusts as yet.


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management
            ---------------------------------------------------

     The following table sets forth information regarding the beneficial ownership of the Corporation's Common Stock as of December 30, 1994, by
(i) each person known by the Corporation to own more than five percent of either class of the outstanding Corporation Common Stock, (ii) each director of the Corporation, (iii) each of the named executive officers of the Corporation and (iv) all directors and executive officers as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of the Corporation's Common Stock shown as beneficially owned by them.

                                               Amount and Nature of                  Percent
Beneficial Owner                               Beneficial Ownership                 of Class
- ----------------                               --------------------                 --------
401(k) Plan and ESOP of United States          1,335,133 shares (in a                  14.13
Trust Company of New York and                  fiduciary capacity) (1)
and Affiliated Companies
114 West 47th Street
New York, New York 10036

GeoCapital Corporation                         618,750 shares (with sole                6.55
767 Fifth Avenue                               dispositive power) (2)
New York, New York, 10158

United States Trust Company of New             354,139 shares (in fiduciary             3.75
York and Affiliated Companies                  and agency capacities (3)
114 West 47th Street
New York, New York 10036

Eleanor Baum                                       300 (4)(5)
Samuel C. Butler                                 7,730 (4)(5)(6)
Peter O. Crisp                                     700 (4)(5)
Daniel P. Davison                               48,095 (7)
Philippe de Montebello                             800 (4)
Paul W. Douglas                                  1,837 (4)(5)
Edwin D. Etherington                             8,150
Antonia M. Grumbach                              1,300 (4)

Item 12.    Security Ownership of Certain Beneficial Owners and
- --------    Management (Cont'd.)
            ---------------------------------------------------

                                               Amount and Nature of                  Percent
Beneficial Owner                               Beneficial Ownership                 of Class
- ----------------                               --------------------                 --------
Frederic C. Hamilton                            30,825 (4)
Peter L. Malkin                                  1,200 (4)
Jeffrey S. Maurer                               19,436 (7)(8)(9)
Orson D. Munn                                    9,500 (4)(10)
Donald M. Roberts                               35,377 (7)(8)(9)
H. Marshall Schwarz                             33,625 (8)(9)
Philip L. Smith                                  5,800
John Hoyt Stookey                                5,800 (4)
Frederick B. Taylor                             26,748 (7)(8)(9)(11)
Richard F. Tucker                                3,325 (4)(5)
Carroll L. Wainwright, Jr.                       3,600 (4)(7)
Robert N. Wilson                                   950 (4)
Frederick S. Wonham                             30,404 (7)(8)(9)
Ruth A. Wooden                                     200 (4)(5)

All directors and executive officers
as a group (numbering 22 as a group)           275,702                                  2.92
_______________

(1)  These shares consist of 1,058,834 shares allocated or attributable to the individual accounts of participants in the 401(k) Plan and ESOP, who have voting and dispositive power over such shares, and 276,299 shares which have not been allocated to participant accounts, as to which shares the Trust Company, as Trustee of the Plan, may be deemed to have voting and dispositive power.  In February 1995, contributions in the aggregate amount of
     $4,275,480 were made to the Plan which, under the terms of the Plan, will be used to purchase additional shares of the Corporation's Common Stock for participants' accounts under the 401(k) portion of the Plan.  These shares will be acquired through purchases in the market.  Assuming that the shares are purchased at an average price of
     $66 per share, the Plan will hold an additional 64,780 shares of the Corporation's Common Stock as a result of these contributions.  The number of shares set forth in the table above does not include these 64,780 shares.

(2)  Information herein with respect to GeoCapital Corporation ("GCC") has been obtained from GCC and from GCC's filings with the Commission pursuant to Section 13(g) of the Exchange Act by GCC, a registered investment advisor, and Barry K. Fingerhut and Irwin Lieber, by reason of their ownership interest in GCC.  Such filings further disclose that the shares were acquired in the ordinary course of business and were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Corporation and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(3)  The Corporation, the Trust Company and their affiliates have sole voting power as to 16,171 of such shares, shared voting power as to 42,452 of such shares, sole dispositive power as to 197,237 of such shares and shared dispositive power as to 156,902 of such shares.  Such shares do not include any shares held in the 401(k) Plan and
     ESOP.  As a matter of policy, the Trust Company and its affiliates vote shares held in an agency capacity only as

Item 12.    Security Ownership of Certain Beneficial Owners and
- --------    Management (Cont'd.)
            ---------------------------------------------------

     directed by customers, and where shares are held as a co-fiduciary, vote such shares as directed by the other co-
     fiduciaries.  Shares held by the Corporation, the Trust Company and their affiliates as sole fiduciary are not voted unless specific voting instructions are given by a donor or beneficiary pursuant to the governing trust instrument.

(4)  Does not include shares subject to non-employee director stock options exercisable within 60 days of December 31,
     1994 as follows:  Dr. Baum and Ms. Wooden each 1,650 shares, Messrs. Crisp and Malkin each 3,350 shares, Mr. Munn
     2,000 shares, Mr. Wilson 4,650 shares and 5,000 shares by each of the other non-employee directors (as defined in the Plan) other than Messrs. Etherington and Smith.

(5)  Does not include shares attributable to deferred awards under the Board Members' Deferred Compensation Plan as follows:  Dr. Baum 232 shares, Mr. Butler 8,670 shares, Mr. Crisp 1,232 shares, Mr. Douglas 5,709 shares,
     Mr. Tucker 309 shares and Ms. Wooden 179 shares.

(6)  Includes 1,250 shares held in a trust of which Mr. Butler is trustee and 4,914 shares held in a trust in which he has a beneficial interest.

(7)  Includes 10,254 shares owned by Mr. Davison's wife, 2,500 shares owned by Mr. Maurer's wife, 638 shares held in trust by Mr. Maurer's wife for their children, 3,215 shares owned by Mr. Roberts' daughter, 3,989 shares owned by
     Mr. Taylor's wife, 300 shares owned by Mr. Wainwright's wife and 2,250 shares owned by Mr. Wonham's children, with respect to which the director in each case disclaims beneficial ownership.

(8)  Does not include shares subject to employee stock options exercisable within 60 days of December 31, 1994 as follows:  Mr. Schwarz 72,250 shares, Mr. Maurer 53,450 shares, Mr. Taylor 41,200 shares, Mr. Roberts 31,750 shares and Mr. Wonham 26,250 shares.

(9)  Does not include shares attributable to deferred awards under the 1989 Stock Compensation Plan and Predecessor
     Performance Plans as follows:  Mr. Schwarz 78,086 shares, Mr. Maurer 29,008 shares, Mr. Taylor 10,864 shares,
     Mr. Roberts 55,186 shares and Mr. Wonham 44,064 shares.

(10) Includes 1,700 shares held in a trust of which Mr. Munn is trustee.

(11) Includes 270 shares held in a trust of which Mr. Taylor is sole trustee and in which he has a beneficial interest.

     Other than as set forth above, the Corporation's management is aware of no person who, as of December 31, 1994, was the beneficial owner of more than 5% of outstanding U.S. Trust Corporation Common Stock.  The total number of shares of
U.S. Trust Corporation Common Stock owned by all directors and executive officers of the Corporation as a group accounted for 790,791 shares (approximately 7.93% of outstanding shares of the Corporation's Common Stock) as of
December 30, 1994.*
_______________

*    Includes shares subject to stock options exercisable within 60 days of December 31, 1994, and shares attributable to deferred awards under the 1989 Stock Compensation Plan and Predecessor Performance Plans and Board Members'
     Deferred Compensation Plan.

Item 13.    Certain Relationships and Related Transactions
- --------    ----------------------------------------------

     Samuel C. Butler, a director of the Corporation, is a partner in the law firm of Cravath, Swaine & Moore, which is counsel to the Corporation in connection with the transaction with Chase and which performed services for the Corporation in fiscal year 1994. The aggregate amount of fees paid by the Corporation to Cravath, Swaine & Moore was less than 5% of the law firm's gross revenues for the last fiscal year.

     Peter L. Malkin, a director of the Corporation, is a partner in the law firm of Wien, Malkin & Bettex, which performed services for the Corporation in fiscal year 1994. The aggregate amount of fees paid by the Corporation to Wien, Malkin & Bettex was less than 5% of the law firm's gross revenues for the last fiscal year.

     Antonia M. Grumbach, a director of the Corporation, is a partner in the law firm of Patterson, Belknap, Webb & Tyler, which performed services for the Corporation in fiscal year 1994. The aggregate amount of fees paid by the Corporation to Patterson, Belknap, Webb & Tyler was less than 5% of the law firm's gross revenues for the last fiscal year.

     Carroll L. Wainwright, Jr., a director of the Corporation, is a consulting partner in the law firm of Milbank, Tweed, Hadley & McCloy, which performed services for the Corporation in fiscal year 1994. The aggregate amount of fees paid by the Corporation to Milbank, Tweed, Hadley & McCloy was less than 5% of the law firm's gross revenues for the last fiscal year.

     In addition to the preceding, some of the Corporation's directors are customers of the Trust Company and some of the directors are officers of corporations or members of partnerships which are customers of the Trust Company. As such customers, they have had transactions in the ordinary course of business with the Trust Company, including borrowings, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. In the ordinary course of business, the Trust Company uses the products or services of a number of organizations with which directors of the Corporation are affiliated as officers or partners. It is expected that the Trust Company and the Corporation will in the future have transactions with organizations with which directors of the Corporation are affiliated as officers or partners.

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K
            ----------------------------------------------------

            (a)  (1)  Exhibits
                      --------

      Reference is made to the attached Index of Exhibits included herein on page 55 for a list of the exhibits filed as part of this Report.

            (a)  (2)  Financial Statements and Schedules
                      ----------------------------------

      Reference is made to the attached Index to Financial Statements and Schedules included herein on page 67 for a list of the financial statements and schedules filed as part of this Report.

             (b)      Reports on Form 8-K
                      -------------------

             (1) Current Report dated November 17, 1994, reporting under Item 5. Other Events, Amendment No. 2 to the Shareholder Rights Agreement dated as of January 26, 1988, between U.S. Trust Corporation ("U.S. Trust ") and First Chicago Trust Company of New York.

             (2) Current Report dated November 18, 1994, reporting under Item 5. Other Events, that U.S. Trust and The Chase Manhattan Corporation ("Chase") had entered into an Agreement and Plan of Merger pursuant to which Chase will acquire U.S. Trust's institutional custody, mutual funds servicing and unit trust businesses for $363.5 million in Chase common stock.

             (3) Current Report dated December 23, 1994, reporting under Item 5. Other Events, pro forma financial statements to present the estimated effects of the transaction with Chase.

                             Index of Exhibits
                             -----------------

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
2.1 Agreement and Plan of Merger dated as of November 18, 1994 (as amended, supplemented or otherwise modified from time to time) between The Chase Manhattan Corporation ("Chase") and the Corporation, included in this Report as Appendix A to the Proxy Statement/Prospectus dated February 9, 1995, filed as Exhibit 99 to this Report ("Exhibit 99"). (1)(2)

2.2 Form of Agreement and Plan of Distribution among the Corporation, the Trust Company, New USTC Holdings
             Corporation ("New USTC Holdings") and New U.S. Trust
             Company of New York ("New U.S. Trust"), included in this Report as Appendix B to Exhibit 99. (1)(2)

2.3 Form of Contribution and Assumption Agreement between the Trust Company and New U.S. Trust, included in this Report as Appendix C to Exhibit 99. (1)(2)

2.4 Form of Post Closing Covenants Agreement among Chase, the Corporation, the Trust Company, New USTC Holdings and New U.S. Trust, included in this Report as Appendix D to
             Exhibit 99. (1)

2.5 Form of Tax Allocation Agreement among the Corporation, New USTC Holdings and Chase, included in this Report as Appendix E to Exhibit 99. (1)

2.6 Services Agreement Term Sheet, filed as Exhibit 7 to the Corporation's Current Report on Form 8-K bearing cover date of November 18, 1994. (1)

3.1 Certificate of Incorporation of the Corporation, as amended through May 4, 1993, filed as Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. (1)

- -------------
(1)  Incorporated herein by reference.

(2) The copy of this document being filed herewith does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
3.2 By-Laws of the Corporation, as amended through October 28, 1986, filed as Exhibit (3) to the Corporation's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1987. (1)

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1 Specimen certificate representing the Corporation's Common Shares, filed as Exhibit 6.3(a) to the Corporation's
             Registration Statement on Form S-14 (Registration
             No. 2-60433). (1)

4.2 Form of Rights Agreement, dated as of January 26, 1988, between the Corporation and Morgan Shareholder Services Trust Company, as Rights Agent, filed on January 28, 1988 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares. (1)

4.3 Form of Amendment No. 1, dated as of December 12, 1989, to the Rights Agreement, between the Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, filed as Exhibit 4.4 to the Corporation's Current Report on Form 8-K dated December 12, 1989. (1)

4.4 Form of Amendment No. 2, dated as of November 17, 1994, to the Rights Agreement, between the Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 1 to the Corporation's Current Report on Form 8-K bearing cover date of November 17, 1994. (1)

- -------------
(1)  Incorporated herein by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
4.5 Specimen certificate representing Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares, filed on January 28, 1988 as Exhibit B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering such Rights. (1)

10.1 Trust Company's Lease, dated June 20, 1980, with New York Equities, Inc. covering space at 770 Broadway, New York, New York (the "770 Lease"), filed as Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (the "1990 10-K"). (1)

10.2 Amendments to the 770 Lease between the Trust Company and New York Equities, Inc. dated, respectively, as of April 20, 1981 and as of July 1, 1981; an amendment to the 770 Lease, between the Trust Company and Georgetown 770 Realty Company, as successor to New York Equities, Inc., dated as of May 31, 1984; and amendments to the 770 Lease between the Trust Company and New York Equities Company, as successor to New York Equities, Inc., dated, respectively, as of May 15, 1986 and as of December 8, 1988, filed as Exhibit (10)(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K"). (1)

10.3 Amendment to the 770 Lease between the Trust Company and New York Equities Company dated as of June 1, 1990, filed as Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K"). (1)

10.4 Lease, dated as of September 10, 1987, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, covering space at 114 West 47th Street, New York, New York; letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989; Subordination Agreement dated as of September 10, 1987 between the Trust Company and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between the Trust Company

- -------------
(1)  Incorporated herein by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
10.4         and the Lessor respecting the construction of an annex (at
(Cont'd.)    130 West 47th Street, New York, New York) adjacent to the
             property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September
             10, 1987 among the Trust Company, the Lessor and 1155
             Office Building Corp. under which the Trust Company and the Lessor may exercise an option to purchase property (at 132
             West 47th Street, New York, New York) contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to the 1989 10-K. (1)

10.5 Lease modification agreement dated December 7, 1987, be-tween 46-47 Associates, as Lessor, and the Trust Company, as Lessee; Modification of Annex Agreement, dated December 7, 1987, between 46-47 Associates and the Trust Company; Modification of Right of First Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and the Trust Company York, New York, filed as Exhibit 10.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K"). (1)

10.6 Confirmation and Clarification Agreement dated March 10, 1992, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987, filed as Exhibit 10.6 to the 1993 10-K. (1)

10.7 Clarification of Lease Modification Agreement, dated March 24, 1992, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee; Clarification of Right of First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and the Trust Company; Termination of Annex Agreement, dated March 24, 1992, between 46-47 Associates and the Trust Company; Agreement, dated March 24, 1992, between 46-47 Associates and the Trust Company; Grant of Easement and Zoning Lot and Development Agreement, dated March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture, dated March 24, 1992, between 46-47 Associates and David Puchall, filed as Exhibit 10.7 to the 1993 10-K. (1)

- -------------
(1)  Incorporated herein by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
10.8 Second Lease Modification Agreement, dated May 10, 1993, between 46-47 Associates, as Lessor, and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987, filed as Exhibit 10.8 to the 1993 10-K. (1)

10.9 License agreement between 46-47 Associates and the Trust Company for space in Cellar 201 at 114 West 47th Street, New York, New York.

             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
             ---------------------------------------------
10.10 1981 Incentive Stock Option Plan of the Trust Company and Affiliated Companies, as amended through January 1, 1983, filed as Exhibit 10.9 to the 1993 10-K. (1).

10.11 Amendment dated July 27, 1987, to the 1981 Incentive Stock Option Plan of the Trust Company and affiliated companies, filed as Exhibit (10)(m) to the 1990 10-K. (1)

10.12 Amendment dated January 26, 1988, to the 1981 Incentive Stock Option Plan of the Trust Company and affiliated companies, filed as Exhibit (10)(n) to the 1990 10-K. (1)

10.13 1986 Stock Option Plan of the Trust Company and Affiliated Companies, as amended through October 24, 1989, filed as Exhibit (10)(s) to the 1989 10-K. (1)

10.14 Annual Incentive Plan of the Corporation, as amended, restated and renamed effective as of January 1, 1994, filed as Exhibit 10.13 to the 1993 10-K. (1)

10.15 Amendments dated November 17, 1994, and December 13, 1994, to the Annual Incentive Plan of the Corporation.

10.16        1990 Annual Incentive Plan of the Trust Company and
             Affiliated Companies, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.14 to the 1993 10-K. (1)

- -------------
(1)  Incorporated herein by reference.

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (Cont'd.)
             ---------------------------------------------
10.17 Amendment dated December 13, 1994, to the 1990 Annual Incentive Plan of the Trust Company and Affiliated
             Companies.

10.18 Long-Term Performance Plan of the Corporation, as amended, restated and renamed effective as of January 1, 1994, filed as Exhibit 10.15 to the 1993 10-K. (1)

10.19        Amendment dated December 13, 1994, to the Long-Term
             Performance Plan of the Corporation.

10.20 1988 Long-Term Performance Plan of the Corporation, as amended, restated and renamed effective as of January 1, 1994, filed as Exhibit 10.16 to the 1993 10-K. (1)

10.21 1989 Stock Compensation Plan of the Corporation, as amended, restated and renamed effective as of January 1, 1994, filed as Appendix A of Exhibit 99 to the 1993
             10-K. (1)

10.22        Amendment dated December 13, 1994, to the 1989 Stock
             Compensation Plan of the Corporation.

10.23 Benefit Equalization Plan of the Corporation, as amended and restated effective as of October 25, 1994.
             filed as Exhibit 10.18 of the 1993 10-K. (1)

10.24 1990 Change in Control and Severance Policy for Top Tier Officers of the Trust Company and Affiliated Companies, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.19 to the 1993 10-K. (1)

10.25        Agreements re supplemental retirement benefits for Messrs.
             Schwarz, Maurer, Roberts, Taylor and Wonham, as amended and restated as of January 25, 1994, filed as Exhibit 10.20 to the 1993 10-K. (1)

- -------------
(1)  Incorporated herein by reference.
                                   -60-

                             Index of Exhibits
                             -----------------
                                (Continued)

Exhibit No.                           Item
- -----------  -----------------------------------------------------------
             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (Cont'd.)
             ---------------------------------------------
10.26 Executive Deferred Compensation Plan of the Corporation, as adopted effective as of January 1, 1994, filed as
             Exhibit 10.21 of the 1993 10-K. (1)

10.27 Amendments dated December 13, 1994, and January 24, 1995, to the Executive Deferred Compensation Plan of the Corporation.

10.28        The Corporation's Stock Option Plan for Non-Employee
             Directors filed as Exhibit (10)(u) to the 1989 10-K. (1)

10.29        Board Members' Deferred Compensation Plan of the
             Corporation, as amended, restated and renamed effective as of January 1, 1994, filed as Appendix B of Exhibit 99 to the 1993 10-K. (1)

10.30 Board Members' Retirement Plan of the Corporation, as amended, restated and renamed effective as of January 1, 1994 filed as Exhibit 10.24 of the 1993 10-K. (1)

10.31 Stock Plan for Non-Officer Directors of the Corporation effective as of February 15, 1992, filed as Exhibit A to
             Exhibit 28 to the 1991 10-K. (1)

11           Statement re Computation of Per Share Earnings.

13           1994 Annual Report to Shareholders.

22           List of Subsidiaries.

23           Consent of Independent Accountants.

99.1 Proxy Statement/Prospectus dated February 9, 1995, relating to the Special Meeting of the Corporation's Stockholders scheduled to be held on March 22, 1995.

99.2         Pro Forma Condensed Financial Statements as of December 31,
             1994.
- -------------
(1)  Incorporated herein by reference.

      This Report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements incorporated by reference herein have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and employees of the Corporation and its affiliates. This has been done under the general supervision of Richard E. Brinkmann, Senior Vice President and Comptroller, who has executed this Report on the Corporation's behalf. It has been reviewed by other operating and staff personnel of the Corporation and such affiliates and by counsel. The consolidated financial statements incorporated by reference herein have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, as indicated in their report incorporated by reference herein.
      This Report contains much detailed information, of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review processes summarized above are such as ordinarily to afford reasonable assurance of compliance with applicable requirements.


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


Dated:  March 10, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                    Date
     ---------                       -----                    ----


H. Marshall Schwarz           Chairman of the Board       March 10, 1995
- --------------------------    and Director (Principal
H. Marshall Schwarz           Executive Officer)



Donald M. Roberts             Vice Chairman of the        March 10, 1995
- --------------------------    Board, Treasurer, and
Donald M. Roberts             Director (Principal
                              Financial Officer)



Richard E. Brinkmann          Senior Vice President       March 10, 1995
- --------------------------    and Comptroller (Principal
Richard E. Brinkmann          Accounting Officer)



                              Director                    March 10, 1995
- --------------------------
Edwin D. Etherington



Samuel C. Butler              Director                    March 10, 1995
- --------------------------
Samuel C. Butler



Frederic C. Hamilton          Director                    March 10, 1995
- --------------------------
Frederic C. Hamilton

     Signature                       Title                    Date
     ---------                       -----                    ----


Paul W. Douglas               Director                    March 10, 1995
- --------------------------
Paul W. Douglas



Daniel P. Davison             Director                    March 10, 1995
- --------------------------
Daniel P. Davison



                              Director                    March 10, 1995
- --------------------------
Carroll L. Wainwright, Jr.



Orson D. Munn                 Director                    March 10, 1995
- --------------------------
Orson D. Munn



Philippe de Montebello        Director                    March 10, 1995
- --------------------------
Philippe de Montebello



                              Director                    March 10, 1995
- --------------------------
Richard F. Tucker



Frederick S. Wonham           Vice Chairman of the        March 10, 1995
- --------------------------    Board and Director
Frederick S. Wonham

     Signature                       Title                    Date
     ---------                       -----                    ----


                              Director                    March 10, 1995
- --------------------------
Philip L. Smith



Jeffrey S. Maurer             President and Director      March 10, 1995
- --------------------------
Jeffrey S. Maurer



John H. Stookey               Director                    March 10, 1995
- --------------------------
John H. Stookey



Frederick B. Taylor           Vice Chairman of the        March 10, 1995
- --------------------------    Board and Director
Frederick B. Taylor



Antonia M. Grumbach           Director                    March 10, 1995
- --------------------------
Antonia M. Grumbach



Robert N. Wilson              Director                    March 10, 1995
- --------------------------
Robert N. Wilson



Peter O. Crisp                Director                    March 10, 1995
- --------------------------
Peter O. Crisp

     Signature                       Title                    Date
     ---------                       -----                    ----


Peter L. Malkin               Director                    March 10, 1995
- --------------------------
Peter L. Malkin



Eleanor Baum                  Director                    March 10, 1995
- --------------------------
Eleanor Baum



Ruth A. Wooden                Director                    March 10, 1995
- --------------------------
Ruth A. Wooden

                          U. S. TRUST CORPORATION

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                 Page
                                                                 ----
Data incorporated by reference from the attached 1994 Annual
Report to Shareholders of U. S. Trust Corporation:

    Consolidated Statements of Condition
    December 31, 1994 and 1993  ...............................  21*

    Consolidated Statements of Income for the Years Ended
    December 31, 1994, 1993, and 1992  ........................  20*

    Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1994, 1993, and 1992  ....  22*

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1994, 1993 and 1992  .........................  23*

    Notes to Consolidated Financial Statements  ............... 24-42*

    Report of Independent Accountants .........................  42*


* Page numbers refer to the corresponding page numbers in the Financial Section of the Annual Report to Shareholders.

  All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule.