Form 10-Q
period 1995-03-31
U S TRUST CORP
filed 1995-05-12
CIK 225971

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarterly Period Ended          MARCH 31, 1995
                           --------------------------------------------

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

9,612,669 shares, Common Stock $1 par value, as of April 28, 1995
                             Page 1 of 27 Pages

                      PART I - FINANCIAL INFORMATION
                      ------------------------------


Item 1.  Financial Statements
         --------------------

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
- ----------------------------                                     ------

Consolidated Statement of Income for the Three Month
Periods Ended March 31, 1995 and 1994                               3

Consolidated Statement of Condition as of March 31,
1995 and December 31, 1994                                          4

Consolidated Statement of Changes in Stockholders' Equity
for the Three Month Periods Ended March 31, 1995 and 1994           5

Consolidated Statement of Cash Flows for the Three
Month Periods Ended March 31, 1995 and 1994                         6

Notes to the Consolidated Financial Statements                      7

Consolidated Net Interest Income and Average Balances for
the Three Month Periods Ended March 31, 1995 and 1994               10


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

                                U.S. TRUST CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                                  For the Three Month Periods Ended March 31,
                                                  -------------------------------------------
                                                                             Better (Worse)
                                                                          -------------------
                                                    1995        1994         $          %
                                                  --------    --------   --------    -------
INTEREST INCOME
Loans                                             $ 27,298    $ 20,160   $  7,138      35.4 %
Securities:
  Taxable                                           16,375      14,250      2,125      14.9
  Exempt from Federal Income Taxes                   1,127       1,328       (201)    (15.1)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell               5,097       5,008         89       1.8
Deposits with Banks                                    968         582        386      66.3
                                                  --------    --------   --------    -------
Total Interest Income                               50,865      41,328      9,537      23.1
                                                  --------    --------   --------    -------
INTEREST EXPENSE
Deposits                                            17,362       9,401     (7,961)    (84.7)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                                   3,635       2,607     (1,028)    (39.4)
Long Term Debt                                       1,200       1,290         90       7.0
                                                  --------    --------   --------     -------
Total Interest Expense                              22,197      13,298     (8,899)    (66.9)
                                                  --------    --------   --------    -------

NET INTEREST INCOME                                 28,668      28,030        638       2.3
Provision for Credit Losses                            400         500        100      20.0
                                                  --------    --------   --------    -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                 28,268      27,530        738       2.7
                                                  --------    --------   --------    -------
FEES AND OTHER INCOME
Fiduciary and Other Fees                            73,503      72,921        582       0.8
Securities Gains, Net                                  186       2,031     (1,845)       -
Other                                                2,441       2,324        117       5.0
                                                  --------    --------   --------    -------
Total Fees and Other Income                         76,130      77,276     (1,146)     (1.5)
                                                  --------    --------   --------    -------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses          104,398     104,806       (408)     (0.4)
                                                  --------    --------   --------    -------
OPERATING EXPENSES
Salaries                                            34,348      32,735     (1,613)     (4.9)
Employee Benefits and Incentive
  Compensation                                      21,442      19,567     (1,875)     (9.6)
                                                  --------    --------   --------    -------
Total Salaries and Benefits                         55,790      52,302     (3,488)     (6.7)
Net Occupancy                                       10,505       9,778       (727)     (7.4)
Equipment                                            4,723       4,247       (476)    (11.2)
Other                                               19,000      16,444     (2,556)    (15.5)
                                                  --------    --------   --------    -------
Total Operating Expenses                            90,018      82,771     (7,247)     (8.8)
                                                  --------    --------   --------    -------
Income Before Income Tax Expense                    14,380      22,035     (7,655)     (34.7)
Income Tax Expense                                   5,752       9,365      3,613       38.6
                                                  --------    --------   --------    -------

Net Income                                        $  8,628    $ 12,670   $ (4,042)    (31.9)%
                                                  ========    ========   ========    =======

Net Income Per Share                              $   0.85     $  1.28    $ (0.43)    (33.6)%
                                                  ========    ========    =======    =======

The accompanying notes are an integral part of these financial statements.

                                U.S. TRUST CORPORATION
                          CONSOLIDATED STATEMENT OF CONDITION
                                (Dollars In Thousands)
                                     (UNAUDITED)

                                                    March 31,      December 31,
                                                      1995            1994
                                                   ----------     ------------
ASSETS
Cash and Due from Banks                            $  175,458     $  164,610
Interest Bearing Deposits with Banks                   51,796         21,524
Securities Available for Sale                         784,905      1,033,526
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                          305,000        120,000

Loans                                               1,458,004      1,626,898
Less:  Allowance for Credit Losses                     15,491         14,699
                                                   ----------     ----------
Net Loans                                           1,442,513      1,612,199

Premises and Equipment                                110,411        109,346
Other Assets                                          164,161        162,006
                                                   ----------     ----------
Total Assets                                       $3,034,244     $3,223,211
                                                   ==========     ==========

LIABILITIES
Deposits:
  Non-Interest Bearing                             $1,083,947     $1,031,538
  Interest Bearing                                  1,392,948      1,408,833
                                                   ----------     ----------
Total Deposits                                      2,476,895      2,440,371
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borrowings       101,870        350,515
Accounts Payable and Accrued Liabilities              157,842        148,078
Long Term Debt                                         58,187         60,924
                                                   ----------     ----------
Total Liabilities                                   2,794,794      2,999,888
                                                   ----------     ----------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
  Authorized; 11,703,195 Shares Issued in 1995
  and 11,581,373 Shares Issued in 1994                 11,703         11,581
Capital Surplus                                        77,249         72,605
Retained Earnings                                     249,410        244,639
Treasury Stock, at Cost (2,122,592 Shares in 1995
  and 2,129,448 Shares in 1994)                       (85,987)       (86,139)
Loan to ESOP                                          (13,434)       (16,171)
Unrealized Gain (Loss), Net of Taxes, on
  Securities Available for Sale                           509         (3,192)
                                                   ----------     ----------
Total Stockholders' Equity                            239,450        223,323
                                                   ----------     ----------
Total Liabilities and Stockholders' Equity         $3,034,244     $3,223,211
                                                   ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            U.S. TRUST CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In Thousands, Except Per Share Amounts)
                                 (UNAUDITED)

                                                         For the Three Month Periods
                                                               Ended March 31,
                                                         ---------------------------
                                                             1995             1994
                                                           --------        --------
COMMON STOCK
Balance, January 1                                         $ 11,581        $ 11,436
Issuance of Shares Under Employee Benefit Plans                 122              32
                                                           --------        --------
Balance, March 31                                          $ 11,703        $ 11,468
                                                           ========        ========

CAPITAL SURPLUS
Balance, January 1                                         $ 72,605        $ 67,898
Employee Benefit Plans                                        4,644              91
                                                           --------        --------
Balance, March 31                                          $ 77,249        $ 67,989
                                                           ========        ========

RETAINED EARNINGS
Balance, January 1                                         $244,639        $242,112
Net Income                                                    8,628          12,670
Cash Dividends Declared ($.50 Per Share in 1995 and 1994)    (4,792)         (4,676)
Tax Benefit on Stock Based Awards                               935              73
                                                           --------        --------
Balance, March 31                                          $249,410        $250,179
                                                           ========        ========

TREASURY STOCK
Balance, January 1                                         $(86,139)       $(82,857)
Purchases                                                      -             (3,200)
Issuance (Tender) of Shares Under Employee
  Benefit Plans, Net                                            152           1,791
                                                           --------        --------
Balance, March 31                                          $(85,987)       $(84,266)
                                                           ========        ========

LOAN TO ESOP
Balance, January 1                                         $(16,171)       $(18,697)
Principal Payment by ESOP                                     2,737           2,526
                                                           --------        --------
Balance, March 31                                          $(13,434)       $(16,171)
                                                           ========        ========

UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                         $ (3,192)       $  8,695
Net Change in Fair Value, After Taxes                         3,701          (8,454)
                                                           --------        --------
Balance, March 31                                          $    509        $    241
                                                           ========        ========

TOTAL STOCKHOLDERS' EQUITY                                 $239,450        $229,440
                                                           ========        ========

The accompanying notes are an integral part of these financial statements.

                                    U.S. TRUST CORPORATION
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In Thousands)
                                          (UNAUDITED)

                                                              For Three Month Period
                                                                  Ended March 31,
                                                              -----------------------
                                                                 1995          1994
                                                              ---------     ---------
Cash Flows From Operating Activities:
Net Income                                                    $   8,628     $  12,670
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Provision for Credit Losses                                       400           500
  Depreciation and Amortization of Premises and
    Equipment and Other Assets                                    3,984         3,869
  Net Amortization of Premium on Securities:
    Available for Sale                                           (2,808)        1,134
    Held to Maturity                                                -             318
  Net Change in Accrued Interest, Commissions and
    Other Receivables                                             3,298       (10,369)
  Net Change in Accounts Payable and Other Liabilities           10,138       (14,280)
  Other, Net                                                        261        (3,073)
                                                              ---------     ---------
Net Cash Provided (Used) by Operating Activities                 23,901        (9,231)
                                                              ---------     ---------

Cash Flows From Investing Activities:
Net Change in Interest Bearing Deposits with Banks              (30,272)       (9,754)
Purchases of Securities:
  Available for Sale                                           (547,094)     (687,853)
  Held to Maturity                                                 -         (324,261)
Proceeds From Sales of Securities:
  Available for Sale                                            448,153       196,315
Proceeds From Maturities, Calls and Mandatory
  Redemptions of Securities:
  Available for Sale                                            357,436       198,542
  Held to Maturity                                                 -           16,133
Net Change in Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                         (185,000)      237,000
Net Change in Loans                                             168,875       (22,016)
Expenditures for Premises and Equipment, Net of Retirements      (4,370)       (2,381)
Principal Payment by ESOP                                         2,737         2,526
Other, Net                                                       (7,990)       (5,341)
                                                              ---------     ---------
Net Cash Provided (Used) by Investing Activities                202,475      (401,090)
                                                              ---------     ---------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                      52,409       (57,532)
Net Change in Money Market and Other Savings Deposits           (52,904)       14,284
Net Change in Time Deposits                                      37,019           960
Net Change in Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and Other Borrowings          (248,645)      497,149
Repayments of Long Term Debt                                     (2,737)       (2,526)
Issuance of Common Stock                                          4,072         1,076
Purchases of Treasury Stock                                        -           (3,200)
Dividends Paid                                                   (4,742)       (4,400)
                                                              ---------     ---------
Net Cash Provided (Used) by Financing Activities               (215,528)      445,811
                                                              ---------     ---------

Net Change in Cash and Cash Equivalents                          10,848        35,490
Cash and Cash Equivalents at January 1                          164,610       179,117
                                                              ---------     ---------
Cash and Cash Equivalents at March 31                         $ 175,458     $ 214,607
                                                              =========     =========


Income Taxes Paid                                             $  27,551     $   1,949
Interest Expense Paid                                            23,039        13,567

The accompanying notes are an integral part of these financial statements.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Sale of Processing Business
         ---------------------------
         The Corporation and The Chase Manhattan Corporation ("Chase") announced on November 18, 1994 that they had entered into an agreement under which Chase will purchase the Corporation's institutional custody, mutual funds servicing and unit trust businesses and certain of the Corporation's back office functions for $363.5 million in Chase common stock (the "transaction"). At a special meeting of shareholders held March 22, 1995, the shareholders approved the transaction. The transaction, which is still subject to bank regulatory approvals and a favorable ruling from the Internal Revenue Service regarding its tax-free status, is expected to close mid-year 1995.

         In connection with the transaction, the Corporation may incur charges of up to $110 million (after-tax) associated with various downsizing costs and other expenses. In the first quarter of 1995, the Corporation actually incurred $574,000 (after-tax) of expense, principally related to severance benefits. Since the announcement of the transaction, the Corporation has incurred a total of $28.5 million of such charges. The remaining charges will be recorded as incurred, and no later than the closing date of the transaction. See "Pending Disposition and Merger Transaction" in the Management Discussion and Analysis of Financial Condition and Results of Operations.

         On April 25, 1995, the Corporation announced the decision by the Board of Directors to defer declaration of the Corporation's regular second quarter dividend in view of the pending completion of the transaction.


2.       SUBSEQUENT EVENT
         ----------------
         On April 28, 1995, the Corporation purchased the individual account business of J. & W. Seligman & Co. Inc., and acquired
         J. & W. Seligman Trust Company for $10 million in cash, in a transaction that was accounted for as a purchase. J. & W. Seligman & Co. Inc., is a privately held investment manager and advisor located in New York City. Under the terms of the agreement, the Corporation may pay up to an additional
         $11 million in cash for the business acquired, (approximately $800 million in assets under supervision) subject to certain business retention and other conditions.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       PLEDGED FINANCIAL INSTRUMENTS
         -----------------------------
         Financial instruments carried at $152,421,000 on March 31, 1995 and $303,304,000 on December 31, 1994 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.


4.       ADOPTION OF NEW ACCOUNTING STANDARDS
         ------------------------------------
         As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," ("FAS 118"), an amendment of FAS 114. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and amends the income recognition criteria in FAS 114. The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.

         As of March 31, 1995, the carrying amount of impaired loans as defined in FAS 114, was approximately $5.6 million. The average balance of impaired loans for the first quarter of 1995 was approximately $6.0 million. Interest income, which is recognized on a cash basis, related to impaired loans for the first quarter of 1995 was approximately $39,000.

         The Corporation's income recognition policy for impaired loans is consistent with the existing income recognition policy for nonperforming loans discussed in "Notes to the Consolidated Financial Statements No. 2(e)" of the Corporation's 1994 Annual Report to Shareholders (the "Report").

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.       CONTINGENCIES
         -------------

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


6.       RECLASSIFICATIONS
         -----------------

         Certain prior 1994 amounts have been reclassified to conform with the current presentation.

                                  U.S. TRUST CORPORATION
                  CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
    (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                         UNAUDITED)

                                                  For the Three Month Periods Ended March 31,
                                  ------------------------------------------------------------------------
                                                 1995                                   1994
                                  ---------------------------------      ---------------------------------
                                    Average                 Average       Average                  Average
'                                    Balance     Interest     Rate         Balance      Interest      Rate
                                  ----------    --------    -------      ----------    --------    -------
ASSETS
Interest Bearing Deposits
  with Banks                      $   62,960    $   968      6.24%       $   71,431    $  582       3.31%

Securities (1):
  U.S. Government Obligations        780,870     10,819      5.54           571,196     5,951       4.17
  Federal Agency Obligations         236,352      4,292      7.26           533,979     7,001       5.24
  State and Municipal
     Obligations (4)                  73,634      1,805      9.80            82,399     2,128      10.33
  Collateralized Mortgage
     Obligations (2)                  56,769        905      6.38           103,729       952       3.67
  Other Securities                    49,754        680      5.46            83,908       686       3.27
                                  ----------    --------    ------       ----------    ------      ------
Total Securities                  $1,197,379     18,501      6.18        $1,375,211    16,718       4.86
                                  ----------    --------    ------       ----------    ------      ------
Loans (3) (4)                      1,375,010     27,298      8.05         1,222,331    20,168       6.69
                                  ----------    --------    ------       ----------    ------      ------
Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell               358,839      5,097      5.76           656,217     5,008       3.10
                                  ----------    --------    ------       ----------    ------      ------
Total Interest Earning Assets      2,994,188     51,864      6.99         3,325,190    42,476       5.15
                                  ----------    --------    ------       ----------    ------      ------
Allowance for Credit Losses          (15,225)                               (13,627)
Cash and Due from Banks              277,482                                354,466
Other Assets                         445,244                                452,763

Total Assets                      $3,701,689                             $4,118,792
                                  ==========                             ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing Deposits         $1,440,258     17,362      4.89        $1,342,594     9,401       2.84
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Repurchase
  and Other Borrowing                259,768      3,635      5.68           339,038     2,607       3.12
Long Term Debt                        59,130      1,200      8.12            63,444     1,290       8.13
                                  ----------    --------    ------       ----------    ------      ------
Total Sources on Which
  Interest is Paid                 1,759,156     22,197      5.11         1,745,076    13,298       3.09
                                  ----------    --------    ------       ----------    ------      ------
Total Non-Interest Bearing
  Deposits                         1,555,465                              1,920,126
Other Liabilities                    146,947                                209,549
Stockholders' Equity                 240,121                                244,041

Total Liabilities and
  Stockholders' Equity            $3,701,689                             $4,118,792
                                  ==========                             ==========
Net Interest Income                             $29,667                                $29,178
                                                ========                               =======
Net Yield on Interest
  Earning Assets                                             3.99%                                  3.53%
                                                            ======                                 ======
Interest Spread                                              1.88%                                  2.06%
                                                            ======                                 ======
(1) Includes securities classified as available for sale in 1995 and securities classified as available for sale and held to maturity in 1994.  The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Primarily comprised of variable rate collateralized mortgage obligations.

(3) Loans include the Loan to ESOP, which had an average balance of $14,376,000 in 1995 and $17,041,000 in 1994.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statuory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest income are as follows:

  Total Securities            $ 999                     $1,140
  Total Loans                 $  -                      $    8

                                   -10-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Pending Disposition and Merger Transaction
- ------------------------------------------

          On November 18, 1994, the Corporation announced that it had entered into an agreement with The Chase Manhattan Corporation ("Chase") under which Chase will acquire the Corporation's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of the Corporation's back office functions (collectively the "Chase Acquired Business"). See "Notes to the Consolidated Financial Statements No. 1".
          At a Special Meeting of Stockholders held March 22, 1995, U.S. Trust shareholders approved the sale of the Chase Acquired Business to Chase. The transaction, which is still subject to bank regulatory approvals and a favorable ruling from the Internal Revenue Service regarding its tax-free status, is expected to close mid-year 1995.
          As discussed in the Report, the transaction will consist of the following two general steps. First, the Corporation will spin off to its shareholders the assets not included in the Chase Acquired Business by establishing a new corporation ("New USTC") to hold such assets and distributing its shares to shareholders of the Corporation on a one-for-one basis (the "Disposition"). Second, the Corporation, which will then include only the assets and liabilities of the Chase Acquired Business, will be merged into Chase (the "Merger") and the shareholders of the Corporation will receive shares of Chase common stock, based upon an exchange formula set forth in the agreement, on a pro-rata basis. The exchange formula stipulates that the exchange ratio will be calculated by dividing the purchase price of $363.5 million by the average of the daily average of the high and low sales prices of Chase common stock for the ten trading days immediately before the closing date. The exchange formula also establishes a floor market value for Chase common stock of $31 per share. Therefore, the maximum number of Chase common shares that will be issued in this transaction is 11,725,806 shares even if the market value of Chase common stock should fall below $31 per share. As of May 5, 1995, the closing price of Chase common stock, as reported in The Wall Street Journal, was $44.375 per share.
          As part of the agreement, Chase will provide securities processing, custodial, data processing and other services to New USTC under the five year term of a servicing agreement at an annual base fee of $10 million. The servicing agreement may be extended an additional two to five years beyond its initial term.

Pending Disposition and Merger Transaction
- ------------------------------------------

          The Corporation expects to incur charges of up to $110 million (after-tax) associated with various downsizing costs and other expenses related to the transaction. In the first quarter of 1995, the Corporation incurred $1.1 million ($574,000 after-tax) of such charges, principally related to severance benefits. Since the announcement of the transaction, the Corporation has incurred a total of $28.5 million of such charges.
          Pro forma statements have been prepared to present the estimated effects of the pending Disposition and Merger transaction. The pro forma condensed statement of condition as of March 31, 1995, pro forma condensed statement of income for the year ended December 31, 1994 and the three months ended March 31, 1995 and the pro forma condensed statement of average balances for the three months ended March 31, 1995 are filed herewith as Exhibit 99.


Results of Operations
- ---------------------

          Net income for the first quarter ended March 31, 1995 amounted to $8.6 million, a decrease of 31.9% from the $12.7 million earned in the first quarter of 1994. Fully diluted net income per share for the quarter totaled $0.85 in 1995, versus $1.28 in 1994.
         The Corporation's return on average stockholders' equity for the first three months of 1995 was 15.50%, compared to 22.64% for the first three months of 1994. Its return on average total assets was 0.95% in the three months ended March 31, 1995, versus 1.25% in the three months ended March 31, 1994.

Fee Revenue
- -----------

                                Three Month Periods Ended March 31,
                               ------------------------------------
                                                           % Better
(In Thousands)                      1995         1994       (Worse)
                                 -------      -------      --------
Core Businesses                  $48,445      $47,500         2.0 %
Processing Business               25,058       25,421        (1.4)
                                 -------      -------      --------
Total                            $73,503      $72,921         0.8 %
                                 =======      =======      ========

Fee Revenue (Cont'd.)
- -----------

         Fiduciary and other fees ("Fee Revenue") increased 0.8% to $73.5 million in the first quarter of 1995. Fee revenue related to the Processing Business decreased 1.4% to $25.1 million from $25.4 million in the first quarter of 1994. Fee revenue for the Corporation's asset management, private banking, special fiduciary and corporate trust businesses (the "Core Businesses") increased 2.0% to $48.4 million in the first quarter of 1995 from $47.5 million in the first quarter of 1994. Despite strong new business growth throughout 1994 that has continued into 1995, first quarter 1995 asset management fees based on the market value of client assets were adversely impacted by the decline in domestic equity and fixed-income markets from the fourth quarter of 1993 to the fourth quarter of 1994.

                                 March 31,    Dec. 31,     % Better
(In Billions)                         1995        1994      (Worse)
                                 ---------    --------     --------
Assets Under Management:
  Core Businesses                $  27.0      $  26.0         3.8 %
  Processing Business                1.9          1.9          -
  Special Fiduciary                 12.2          5.1          -
                                 -------      -------      --------
Total                               41.1         33.0        24.5 %
                                 -------      -------      --------
Assets Under Administration:
  Core Businesses                  180.3        167.8         7.4
  Processing Business              231.0        223.4         3.4
                                 -------      -------      --------
Total                              411.3        391.2         5.1 %
                                 -------      -------      --------
Total Assets Under Management
  and Administration             $ 452.2      $ 424.2         6.6 %
                                 =======      =======      ========

          Total assets under management increased 24.5% to $41.1 billion at March 31, 1995, from $33.0 billion at December 31, 1994. Total assets under management at March 31, 1995 and December 31, 1994, include approximately $1.9 billion of funds under management for clients of the Processing Business, primarily short-term fixed-income assets, that will no longer be under management following the sale of that business to Chase. The increase in assets under management is principally due to an increase in special fiduciary investment management assets. U.S. Trust is trustee for $6.7 billion of GM-E stock that General Motors Corporation contributed to its defined benefit plan during the first quarter of 1995.

Net Interest Income (Taxable Equivalent Basis)
- ----------------------------------------------

                                    Three Month Periods Ended March 31,
                                  -------------------------------------
                                                              % Better
(In Thousands)                       1995          1994        (Worse)
                                  -------       -------       ---------
Interest Income                   $50,865       $41,328         23.1 %
Taxable Equivalent Adjustment         999         1,148        (13.0)
                                  -------       -------
Total Interest Income              51,864        42,476         22.1
Interest Expense                   22,197        13,298        (66.9)
                                  -------       -------
Net Interest Income               $29,667       $29,178          1.7 %
                                  =======       =======         ====

         Net interest income, on a taxable equivalent basis, was $489,000 higher in the 1995 first quarter, compared to the 1994 period. For the first quarter of 1995, the net yield on average interest earning assets was 3.99%, compared to 3.53% in the 1994 period.
         The Corporation's net interest income is dependent upon the average volume of non-interest-bearing deposits ("investable balances") and the general interest rate environment. The Processing Business generates a substantial flow of investable balances. The total volume of the Processing Business's investable balances, however, is generally inversely related to the level of interest rates. Thus, in periods of increasing interest rates, the average balance of investable balances derived from the Processing Business typically declines. In the first quarter of 1995, the reduction of $365 million in the average volume of investable balances substantially offset the effect of rising interest rates. Investable balances attributable to the Processing Business declined 25.1% to $838 million in the first quarter of 1995, compared to $1.1 billion in the corresponding 1994 period. In addition, net interest income was adversely impacted as a result of the Corporation reducing the maturity structure of its investment security portfolio due to the anticipated sale of the Processing Business.


Total Revenues
- --------------

         Revenues of the Core Businesses and the Processing Business are allocated in accordance with the allocation methodologies utilized by the Corporation's internal management reporting system. The amount of net interest income allocated to the respective businesses is based upon the average net deposit balances supplied by such businesses multiplied by an appropriate, internally-generated, interest rate. The interest rate is based upon the rates earned by the Corporation's long- and short-term securities for the relevant period. Fee Revenue is allocated directly to the businesses performing the service from which the revenue is derived.

Total Revenues (Cont'd.)
- --------------

         Total revenues, defined as taxable equivalent net interest income after the provision for credit losses, fee income and other income, for the Core Businesses and the Processing Business for the quarters ended March 31, 1995 and March 31, 1994 were as follows:

                                  Three Month Periods Ended March 31,
                                --------------------------------------
                                                             % Better
(In Thousands)                      1995          1994         (Worse)
                                --------      --------       ---------
Core Businesses Revenues        $ 66,531      $ 64,598          3.0 %
Processing Business Revenues      38,866        41,356         (6.0)
                                --------      --------       ---------
Total Revenues                  $105,397      $105,954          (.5)%
                                ========      ========       =========

          The Processing Business accounted for approximately 36.9% of the Corporation's total revenues, on a taxable equivalent basis, and approximately 37.0% of profit contribution (defined as taxable equivalent operating income excluding corporate overhead and income taxes) for the quarter ended March 31, 1995, compared to 39.0% of total revenue and 43.9% of profit contribution for the quarter ended March 31, 1994. The reduction in the Processing Business's contribution to total revenue and profit contribution reflects a curtailment in normal new business activity, a modest loss of existing client relationships and the continued decline in the average volume of investable balances attributable to the unit investment trust (UIT) business. See "Net Interest Income" for further discussion of investable balances.


Operating Expenses
- ------------------

                                  Three Month Periods Ended March 31,
                                --------------------------------------
                                                             % Better
(In Thousands)                     1995          1994          (Worse)
                                -------       -------        ---------
Salaries                        $34,348       $32,735          (4.9)%
Employee Benefits and
  Incentive Compensation         21,442        19,567          (9.6)
                                -------       -------
Total Salaries and Benefits      55,790        52,302          (6.7)
Net Occupancy                    10,505         9,778          (7.4)
Equipment                         4,723         4,247         (11.2)
Other                            19,000        16,444         (15.5)
                                -------       -------
Total Operating Expenses        $90,018       $82,771          (8.8)%
                                =======       =======          ====

Operating Expenses (Cont'd.)
- ------------------

         For the first quarter of 1995, non-interest operating expenses increased $7.2 million to $90.0 million from the $82.8 million reported in the first quarter of 1994. Salaries and employee benefit expenses, including sales incentives and commissions, increased $3.5 million or 6.7%, in the first quarter, including severance-related charges of $1.1 million incurred in connection with the pending Disposition and Merger. In the first quarter of 1995, Other expenses increased
$2.6 million to $19.0 million from the $16.4 million reported in the first quarter of 1994. Total Operating Expenses for the first quarter of 1994 reflected a $1.6 million reduction due primarily to the favorable impact of terminating certain lease commitments.
         Operating expenses associated with the Core Businesses and Processing Business are determined by the Corporation's internal management accounting information system. The Corporation's management accounting practices and policies have been developed and implemented with the objective of reflecting the economics of the respective businesses. Direct costs are those expenses that can be directly attributable to a specific business activity. Direct expenses include actual salaries and benefits of the employees of the business, net occupancy costs based upon actual space utilized and furniture and equipment specifically employed by the business.
         Methodologies have been developed to capture and allocate expenses that are not directly incurred by the businesses but for which there is a direct relationship between the level of business activity and the amount of cost incurred. The guidelines employ volume or percentage allocation bases or the activity of other expense or balance sheet accounts. Indirect costs include computer services, securities clearing and bank operations services transfer charges which are allocated on the basis of volume statistics, and systems man month charges.
         Corporate overhead consists of unallocated costs not specifically attributable to the respective businesses, including financial, legal and other general purpose corporate expenses.
         Operating expenses applicable to the Core Businesses and the Processing Business for the quarters ended March 31, 1995 and 1994 were as follows.

Operating Expenses (Cont'd.)
- ------------------

                                  Three Month Periods Ended March 31,
                                --------------------------------------
                                                             % Better
(In Thousands)                     1995          1994          (Worse)
                                -------       -------        ---------
Core Businesses:
  Salaries and Benefits         $31,391       $30,028          (4.5)%
  Net Occupancy                   5,372         4,903          (9.6)
  Other                          12,598        12,131          (3.8)
                                -------       -------
Subtotal                         49,361        47,062          (4.9)
                                -------       -------
Processing Business:
  Salaries and Benefits          18,748        18,815           0.4
  Net Occupancy                   2,702         2,679          (0.9)
  Other                           7,658         6,631         (15.5)
                                -------       -------
Subtotal                         29,108        28,125          (3.5)
                                -------       -------
Corporate Overhead               11,549         7,584         (52.3)
                                -------       -------
Total Operating Expenses        $90,018       $82,771          (8.8)%
                                =======       =======          ====

         Included in Corporate Overhead for the three month period ended March 31, 1995 is $1.1 million of severance expense attributable to the pending sale of the Processing Business. Corporate Overhead for the three month period ended March 31, 1994 included a $1.6 million reduction in expense primarily due to the termination of certain lease commitments. Considering both of these items, normalized operating expenses increased by 5.5% between the two periods.


Income Taxes
- ------------

         The Corporation's effective tax rate for the first quarter of 1995 was 40.0%, compared with an effective tax rate of 42.5% for the first quarter of 1994. The decline in the effective tax rate is due to the Corporation's lower state and local income taxes.

Financial Condition:
- -------------------

Capital
- -------

         The Corporation has maintained its strong capital position in the first quarter of 1995. The ratio of Tier 1 capital at March 31, 1995 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 14.9%, compared to 14.2% at March 31, 1994. The ratio of Total Capital at March 31, 1995 to period end risk-adjusted assets was 16.3%. At March 31, 1994 this ratio was 15.5%.
         The Leverage ratio (defined by the Federal Reserve Board as Tier 1 capital as of the period end divided by total quarterly (three month) average assets reduced by goodwill and nonqualifying intangibles) amounted to 6.3% and 5.4% at March 31, 1995 and 1994, respectively.
          United States Trust Company of New York (the "Trust Company") has also maintained its strong capital position. At March 31, 1995, the Trust Company's Tier 1 capital ratio was 13.2% compared to 13.4% at March 31, 1994. The Trust Company's Leverage ratio (as defined by the Federal Reserve Board) was 6.2% and 5.04% at March 31, 1994 and 1993, respectively.

Asset/Liability Management
- --------------------------

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income, while complying with bank regulatory agency capital standards.
         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("swaps") as hedges. Swaps are used to hedge the net yield earned on pools of fixed rate residential real estate mortgage loans originated in the year of the swap's inception. The following table provides details, as of March 31, 1995, of the notional amounts of swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its swaps.

Asset/Liability Management (Cont'd.)
- --------------------------

                                         Maturing
                                 -----------------------
                                 Within 1         1 to 5
(Dollars In Thousands)               Year          Years         Total
                                 --------       --------      --------
Fixed Pay Swaps                  $ 32,000       $116,750      $148,750
Average Rate Paid                  7.8619%        7.0893%       7.2555%
Average Rate Received*             6.3223%        6.2670%       6.2789%

         * Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each swap.

         In anticipation of the pending elimination of the Processing Business' non-interest bearing deposits as a long-term funding source, the Corporation sold over $800 million of U.S. Government Treasury and Agency securities in the fourth quarter of 1994, and shortened the maturity structure of the securities portfolio. The Corporation will retain most, if not all, of its fixed rate loan portfolio. As a result, the Corporation's use of swaps as an asset/liability management tool has increased and is expected to continue to increase, as a greater proportion of the Corporation's fixed rate assets will be funded with short-term interest bearing liabilities.
         The impact of the Corporation's hedging activities upon net interest income is detailed in the following table.

                                             Three Month Periods Ended
                                                      March 31,
(Taxable Equivalent Basis;                 ----------------------------
Dollars In Thousands)                           1995               1994
                                            --------           --------
Net Interest Income:
  As Reported                               $ 29,667           $ 29,178
  Excluding Hedging Activities              $ 29,963           $ 30,297

Net Yield on Interest Earning Assets:
  As Reported                                  3.99%              3.53%
  Excluding Hedging Activities                 4.06%              3.70%

          The preceding table presents the impact of the Corporation's hedging activities on net interest income. The difference between the results "As Reported" and "Excluding Hedging Activities" reflects the cost of utilizing swaps to hedge interest rate risk and lock in a specified level of return.

Securities Available for Sale
- -----------------------------

         During the first quarter of 1995, the Corporation purchased approximately $547.1 million of securities available for sale, primarily U.S. Government and Federal Agency securities
($546.9 million).
         The Corporation's portfolio of securities available for sale is mainly comprised of U.S. Treasury fixed rate obligations (48%), Government National Mortgage Association ("GNMA") and 15-year fixed rate mortgage-backed securities and GNMA adjustable rate mortgage-back securities (28%), obligations of states and municipalities (9%) and variable rate collateralized mortgage obligations ("CMOs") (7%). The GNMAs are backed by the full faith and credit of the United States Government.
         The market value of securities available for sale exceeded their amortized cost by $1.1 million at March 31, 1995. At March 31, 1994, the market value of securities available for sale exceeded their amortized cost by $508,000.
         During the first three months of 1995, the Corporation sold approximately $448.0 million of U.S. Government and Federal Agency securities recognizing a $186,000 gain. In addition, during the first three months of 1995 approximately $357.4 million of available for sale securities (primarily U.S. Government and Federal Agency securities) matured. In the first three months of 1994, the Corporation sold approximately $41.9 million of securities available for sale
($41.7 million of which were U.S. Government and Federal Agency securities) recognizing a $2.0 million gain. Additionally, during the first three months of 1994 $198.5 million of securities matured.

Mortgage Securities and Prepayment Risk
- ---------------------------------------

         At March 31, 1995, the Corporation held GNMA and CMO securities ("mortgage securities") having a carrying amount of approximately $275 million in its available for sale portfolio. While these mortgage securities, as well as the Corporation's residential real estate mortgage loans ("mortgage loans"), are subject to prepayment risk, management believes that these are appropriate investments for the Corporation.

Liquidity
- ---------

         The Corporation's asset mix is predominantly liquid and low-risk. At March 31, 1995, 43.41% of total assets consisted of cash and securities readily convertible to cash. The comparable percentages for December 31, 1994 and March 31, 1994 are 41.56% and 53.76%,
respectively.

Liquidity (Cont'd.)
- ---------

         Historically, the Corporation has maintained strong liquidity at both the parent and the operating subsidiaries. While the Disposition and Merger will have a significant effect on capital resources and the overall asset and liability structure, specifically the elimination of non-interest bearing deposits as a long-term funding source (see "Asset/Liability Management" section for further information), the Corporation believes that New USTC will maintain sufficient liquidity at the parent and each of its active subsidiaries.
         In connection with the Disposition and Merger, the Trust Company will redeem its outstanding 8.5% Capital Notes Due 2001. The funds required to redeem the Capital Notes ($10.8 million) will be obtained through normal business operations.
         The Corporation also will satisfy and discharge the $30 million balance of its 8% Notes due 1996. The funding for such satisfaction and discharge will be provided by cash on hand and dividends from subsidiaries.
         Additional sources of liquidity will include a new multi-year $35 million credit facility which the Corporation is currently negotiating. The Corporation expects that the new facility which will be finalized prior to the consummation of the Disposition and Merger will have terms and conditions at least as favorable as the Corporation's existing credit facility. The Corporation's existing credit facility is an unsecured $25 million revolving credit arrangement. At March 31, 1995, the Corporation had no borrowings outstanding under its revolving credit arrangement.

Interest Rate Sensitivity
- -------------------------

         Interest rate risk arises from differences in the timing of repricing assets and liabilities. One measure of interest rate risk is the difference in asset and liability repricing on a cumulative basis within a specified time frame. The following table provides the components of the Corporation's interest rate sensitivity gaps at March 31, 1995. Gap analysis has inherent limitations as an analytical tool because it only measures the Corporation's exposure at a single point in time. Exposure to interest rates is constantly changing as a result of the Corporation's ongoing business and its management initiatives. Accordingly, the gap table cannot be used to predict the Corporation's interest sensitivity position after the Disposition and Merger. Certain actions that the Corporation has taken in response to the transactions have been described in the "Liquidity" section.

Interest Rate Sensitivity (Cont'd.)
- -------------------------

         As set forth in the following table, as of March 31, 1995, the Corporation had more assets repricing than liabilities (asset sensitive) in all categories except the 4-6 month category when more liabilities reprice than assets, reflecting the impact of the Disposition and Merger on the anticipated sale of the Processing Business and the resulting elimination of their non-interest bearing deposits. In general, when an enterprise is asset sensitive its net interest income will improve in a rising interest rate environment and will decline in a declining interest rate environment. Conversely, a liability sensitive enterprise will realize a benefit in net interest income if rates are falling and will have lower net interest income in a rising rate environment.
         In managing its interest sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed rate GNMA mortgage-backed securities and fixed rate residential real estate mortgage loans. Historically these investments have been funded by a portion of the non-interest bearing deposits of the Processing Business and, to a lesser degree, by interest rate swaps, fixed rate long term debt and stockholders' equity. Following the Disposition and Merger, New USTC will not have access to non-interest bearing deposits derived from the Processing Business; the Corporation has taken actions to rebalance its asset/liability mix through the sale of securities in the fourth quarter of 1994.

Interest Rate Sensitivity (Cont'd.)
- -------------------------

                                     0-3         4-6       7-12         1-5        Over
(Dollars in Thousands)              Months     Months     Months       Years      5 Years     Total
                                  ----------  ---------  ---------  ----------  ---------  ----------
Assets
Interest Bearing Deposits
  with Banks                      $   51,796  $      --  $      --  $       --  $      --  $   51,796
Securities Available for Sale        404,186     71,278    129,600     126,168     53,673     784,905
Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell               305,000         --         --          --         --     305,000
Loans, Net of Allowance for
  Credit Losses                      804,051     23,263     43,593     253,024    318,582   1,442,513
Cash and Other Non-Interest
  Earning Assets                     231,074     21,392     30,020      70,055     97,489     450,030
                                  ----------  ---------  ---------  ----------  ---------  ----------
Total Assets                       1,796,107    115,933    203,213     449,247    469,744   3,034,244
                                  ==========  =========  =========  ==========  =========  ==========
Liabilities and Stockholders' Equity
Non-Interest Bearing Deposits        115,847    737,970     41,268     188,862         --   1,083,947
Interest Bearing Deposits          1,351,119     11,202     22,125       8,502         --   1,392,948
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Repurchase
  and Other Borrowings               101,870         --         --          --         --     101,870
Accounts Payable and Accrued
  Liabilities                         38,387     49,822     33,096       24,805    11,732     157,842
Long Term Debt                        41,753         --      2,966       13,468        --      58,187
Stockholders' Equity                      --         --         --          --    239,450     239,450
                                  ----------  ---------  ---------  ----------  ---------  ----------
Total Liabilities and
  Stockholders' Equity             1,648,976    798,994     99,455     235,637    251,182   3,034,244
                                  ----------  ---------  ---------  ----------  ---------  ----------
Asset/(Liability) Sensitivity
  Gap                                147,131   (683,061)   103,758     213,610    218,562          --
                                  ----------  ---------  ---------  ----------  ---------  ----------
Interest Rate Swaps                * 147,625     (2,125)   (28,750)   (116,750)        --          --
                                  ----------  ---------  ---------  ----------  ---------  ----------
Interest Rate Sensitivity Gap        294,756   (685,186)    75,008      96,860    218,562          --
                                  ----------  ---------  ---------  ----------  ---------  ----------
Cumulative Interest Rate
  Sensitivity Gap                 $  294,756  $(390,430) $(315,422) $ (218,562) $      --  $       --
                                  ==========  ========== ========== ==========  =========  ==========

- ---------------
*  Includes $148,750 of total outstanding notional principal of Swaps less $1,125 of Swaps maturing or amortizing within three months.

Asset Quality
- -------------

         The Corporation's loan portfolio is comprised primarily of loans to private banking customers. Average loans increased
$155 million, or 12.9%, to $1.4 billion in the first quarter of 1995, from $1.2 billion in the first quarter of 1994. Residential real estate mortgages accounted for more than 85% of the increase in the portfolio.

         An analysis of the allowance for credit losses follows.

                                    Three Month Periods Ended March 31,
                                    -----------------------------------
(In Thousands)                           1995               1994
                                      -------            -------
Balance, Beginning of Period          $14,699            $13,393
                                      -------            -------
Provision Charged to Income               400                500
                                      -------            -------
Recoveries:
 Private Banking                          654                170
 Other                                     13                 53
                                      -------            -------
                                          667                223
                                      -------            -------
Charge-offs:
 Private Banking                         (275)              (468)
                                      -------            -------
Net Recoveries/(Charge-offs)              392               (245)
                                      -------            -------
Balance, End of Period                $15,491            $13,648
                                      =======            =======

         The provision for credit losses in the first quarter of 1995 was $400,000, compared to $500,000 in the first quarter of 1994. As a percentage of average loans for the quarter, net recoveries, on an annualized basis, were 12 basis points for the first quarter of 1995, compared to annualized net charge-offs of 8 basis points for the first quarter of 1994.
         The allowance for credit losses at March 31, 1995, was $15.5 million, or 1.14% of total average loans outstanding for the quarter. This compares with $14.7 million, or 1.05% of total average loans outstanding for the quarter ended December 31, 1994, and $13.6 million, or 1.13% of total average loans outstanding for the quarter ended March 31, 1994.

Asset Quality (Cont'd.)
- -------------

         The allowance for credit losses as a percentage of nonperforming loans was 270.73% at March 31, 1995, compared to 230.72% at December 31, 1994, and 217.78% at March 31, 1994. The ratio of nonperforming assets to total average loans and real estate owned for the quarter was 1.30% at March 31, 1995, compared to 1.32% at December 31, 1994 and 1.46% at March 31, 1994.

         Nonperforming assets, which include non-accrual loans and real estate acquired in debt restructurings, are as follows:

                              March 31,      December 31,     March 31,
(In Thousands)                     1995              1994          1994
                              ---------      ------------     ---------
Non-accrual loans             $  5,722         $  6,371       $  6,267
Real estate acquired in
  debt restructurings           12,142           12,362         11,521
                              ---------      ------------     ---------
Total Nonperforming Assets    $ 17,864         $ 18,733       $ 17,788
                              =========      ============     =========

Accounting Standards Not Yet Adopted
- ------------------------------------

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") issued in March 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. FAS 121 requires review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. FAS 121 is effective for fiscal years beginning after December 15, 1995. Based upon a preliminary review, the Corporation does not believe that the adoption of FAS 121 will have a significant impact on the financial condition or results of operations of the Corporation.

                       PART II - OTHER INFORMATION
                       ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Special Meeting of Stockholders of the registrant was held March 22, 1995.

         (b)  Not applicable.

         (c) (i) To vote upon a proposal to approve the distribution described in the Agreement and Plan of Distribution whereby the Corporation will spin off to its stockholders all the shares of New USTC Holdings Corporation, which will own the Core Businesses at the time of the Distribution; and
              (ii) To authorize and adopt the Agreement and Plan of Merger, whereby the Chase Acquired Business will be merged with and into Chase.

Matter (i):

   Affirmative Votes          7,726,562
   Negative Votes               372,946
   Abstentions/No Votes         211,373

Matter (ii):

   Affirmative Votes          7,901,217
   Negative Votes               197,390
   Abstentions/No Votes         212,274


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  EXHIBITS:

              11    - Statement re Computation of Net Income Per Share.
              99    - Pro Forma Condensed Financial Statements as of
                      March 31, 1995.

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





Date:   May 12, 1995                          Richard E. Brinkmann
     ------------------                  ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)