Form 10-Q
period 1995-06-30
U S TRUST CORP
filed 1995-08-14
CIK 225971

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarterly Period Ended           JUNE 30, 1995
                          ---------------------------------------------

Commission file number                    0-8709
                      -------------------------------------------------

                          U. S. TRUST CORPORATION
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

New York                                                13-2927955
-----------------------------------------------------------------------
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                     Identification No.)

114 West 47th Street, New York, New York                   10036
-----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (212) 852-1000
-----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
-----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)

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

9,660,664 shares, Common Stock $1 par value, as of July 31, 1995
                             Page 1 of 30 Pages

                      PART I - FINANCIAL INFORMATION
                      ------------------------------


Item 1.  Financial Statements
         --------------------

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
----------------------------                                     ------

Consolidated Statement of Income:

   For the Three Month Periods Ended June 30, 1995 and 1994         3

   For the Six Month Periods Ended June 30, 1995 and 1994           4

Consolidated Statement of Condition as of June 30,
1995 and December 31, 1994                                          5

Consolidated Statement of Changes in Stockholders' Equity
for the Six Month Periods Ended June 30, 1995 and 1994              6

Consolidated Statement of Cash Flows for the Six
Month Periods Ended June 30, 1995 and 1994                          7

Notes to the Consolidated Financial Statements                      8

Consolidated Net Interest Income and Average Balances:

   For the Three Month Periods Ended June 30, 1995 and 1994        11

   For the Six Month Periods Ended June 30, 1995 and 1994          12


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

                                U.S. TRUST CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                                   For the Three Month Periods Ended June 30,
                                             -----------------------------------------------------
                                                                              Better (Worse)
                                                                           -----------------------
                                                1995           1994            $             %
                                             -----------    ---------      ---------      --------
INTEREST INCOME
Loans                                        $  27,277      $  22,556      $   4,721         20.9 %
Securities:
  Taxable                                       10,449         19,980         (9,531)       (47.7)
  Exempt from Federal Income Taxes               1,085          1,291           (206)       (16.0)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell           8,877            518          8,359           -
Deposits with Banks                                284            711           (427)       (60.1)
                                             -----------    ---------      ---------
Total Interest Income                           47,972         45,056          2,916          6.5
                                             -----------    ---------      ---------
INTEREST EXPENSE
Deposits                                        18,755         10,232         (8,523)       (83.3)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                               2,897          7,203          4,306         59.8
Long Term Debt                                   1,168          1,273            105          8.2
                                             -----------    ---------      ---------
Total Interest Expense                          22,820         18,708         (4,112)       (22.0)
                                             -----------    ---------      ---------
NET INTEREST INCOME                             25,152         26,348         (1,196)        (4.5)
Provision for Credit Losses                        400            500            100         20.0
                                             -----------    ---------      ---------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                             24,752         25,848         (1,096)        (4.2)
                                             -----------    ---------      ---------
FEES AND OTHER INCOME
Fiduciary and Other Fees                        77,162         73,231          3,931          5.4
Securities Gains (Losses), Net                  (1,030)             3         (1,033)          -
Other                                            2,332          2,199            133          6.0
                                             -----------    ---------      ---------
Total Fees and Other Income                     78,464         75,433          3,031          4.0
                                             -----------    ---------      ---------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses      103,216        101,281          1,935          1.9
                                             -----------    ---------      ---------
OPERATING EXPENSES
Salaries                                        35,266         33,542         (1,724)        (5.1)
Employee Benefits and Incentive
  Compensation                                  19,839         17,196         (2,643)       (15.4)
                                             -----------    ---------      ---------
Total Salaries and Benefits                     55,105         50,738         (4,367)        (8.6)
Net Occupancy                                   10,285          9,355           (930)        (9.9)
Equipment                                        4,865          4,500           (365)        (8.1)
Other                                           24,016         17,736         (6,280)       (35.4)
                                             -----------    ---------      ---------
Total Operating Expenses                        94,271         82,329        (11,942)       (14.5)
                                             -----------    ---------      ---------
Income Before Income Tax Expense                 8,945         18,952        (10,007)       (52.8)
Income Tax Expense                               3,578          8,054          4,476         55.6
                                             -----------    ---------      ---------
Net Income                                   $   5,367      $  10,898      $  (5,531)       (50.8)
                                             ===========    =========      =========      =======
Net Income Per Share                         $    0.52      $    1.10      $   (0.58)       (52.7)%
                                             ===========    =========      =========      =======

The accompanying notes are an integral part of these financial statements.

                                U.S. TRUST CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                                    For the Six Month Periods Ended June 30,
                                             -----------------------------------------------------
                                                                              Better (Worse)
                                                                           -----------------------
                                                1995           1994            $             %
                                             ---------      ---------      ---------      --------
INTEREST INCOME
Loans                                        $  54,575      $  42,716      $  11,859         27.8 %
Securities:
  Taxable                                       26,824         34,230         (7,406)       (21.6)
  Exempt from Federal Income Taxes               2,212          2,619           (407)       (15.5)
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell          13,974          5,526          8,448        152.9
Deposits with Banks                              1,252          1,293            (41)        (3.2)
                                             ---------      ---------      ---------
Total Interest Income                           98,837         86,384         12,453         14.4
                                             ---------      ---------      ---------
INTEREST EXPENSE
Deposits                                        36,117         19,633        (16,484)       (84.0)
Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and
  Other Borrowings                               6,532          9,810          3,278         33.4
Long Term Debt                                   2,368          2,563            195          7.6
                                             ---------      ---------      ---------
Total Interest Expense                          45,017         32,006        (13,011)       (40.7)
                                             ---------      ---------      ---------
NET INTEREST INCOME                             53,820         54,378           (558)        (1.0)
Provision for Credit Losses                        800          1,000            200         20.0
                                             ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                             53,020         53,378           (358)        (0.7)
                                             ---------      ---------      ---------
FEES AND OTHER INCOME
Fiduciary and Other Fees                       150,665        146,152          4,513          3.1
Securities Gains (Losses), Net                    (844)         2,034         (2,878)          -
Other                                            4,773          4,523            250          5.5
                                             ---------      ---------      ---------
Total Fees and Other Income                    154,594        152,709          1,885          1.2
                                             ---------      ---------      ---------
Total Operating Income Net of Interest
  Expense and Provision for Credit Losses      207,614        206,087          1,527          0.7
                                             ---------      ---------      ---------
OPERATING EXPENSES
Salaries                                        69,614         66,277         (3,337)        (5.0)
Employee Benefits and Incentive
  Compensation                                  41,281         36,763         (4,518)       (12.3)
                                             ---------      ---------      ---------
Total Salaries and Benefits                    110,895        103,040         (7,855)        (7.6)
Net Occupancy                                   20,790         19,133         (1,657)        (8.7)
Equipment                                        9,588          8,747           (841)        (9.6)
Other                                           43,016         34,180         (8,836)       (25.9)
                                             ---------      ---------      ---------
Total Operating Expenses                       184,289        165,100        (19,189)       (11.6)
                                             ---------      ---------      ---------
Income Before Income Tax Expense                23,325         40,987        (17,662)       (43.1)
Income Tax Expense                               9,330         17,419          8,089         46.4
                                             ---------      ---------      ---------
Net Income                                   $  13,995      $  23,568      $  (9,573)       (40.6)
                                             =========      =========      =========      =======
Net Income Per Share                         $    1.37      $    2.38      $   (1.01)       (42.4)%
                                             =========      =========      =========      =======

The accompanying notes are an integral part of these financial statements.

                              U.S. TRUST CORPORATION
                        CONSOLIDATED STATEMENT OF CONDITION
                              (Dollars In Thousands)
                                   (UNAUDITED)

                                                   June 30,          December 31,
ASSETS                                                 1995                  1994
                                               --------------       -------------
Cash and Due from Banks                        $   229,135           $   164,610
Interest Bearing Deposits with Banks                 2,050                21,524
Securities:
  Available for Sale                               636,431             1,033,526
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                       595,000               120,000

Loans                                            1,668,687             1,626,898
Less:  Allowance for Credit Losses                  15,871                14,699
                                               ------------          ------------
Net Loans                                        1,652,816             1,612,199

Premises and Equipment                             109,492               109,346
Other Assets                                       164,141               162,006
                                               ------------          ------------
Total Assets                                   $ 3,389,065           $ 3,223,211
                                               ============          ============
LIABILITIES
Deposits:
  Non-Interest Bearing                         $ 1,196,663           $ 1,031,538
  Interest Bearing                               1,526,177             1,408,833
                                               ------------          ------------
Total Deposits                                   2,722,840             2,440,371
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borrowings    210,524               350,515
Accounts Payable and Accrued Liabilities           148,817               148,078
Long Term Debt                                      57,187                60,924
                                               ------------          ------------
Total Liabilities                                3,139,368             2,999,888
                                               ------------          ------------
STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
  Authorized; 11,763,830 Shares Issued in 1995
  and 11,581,373 Shares Issued in 1994              11,764                11,581
Capital Surplus                                     79,422                72,605
Retained Earnings                                  255,350               244,639
Treasury Stock at Cost (2,127,137 Shares in 1995
  and 2,129,448 Shares in 1994)                    (86,301)              (86,139)
Loan to ESOP                                       (13,434)              (16,171)
Unrealized Gain (Loss), Net of Taxes, on
  Securities Available for Sale                      2,896                (3,192)
                                               ------------          ------------
Total Stockholders' Equity                         249,697               223,323
                                               ------------          ------------
Total Liabilities and Stockholders' Equity     $ 3,389,065           $ 3,223,211
                                               ============          ============

The accompanying notes are an integral part of these financial statements.

                                U.S. TRUST CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In Thousands, Except Per Share Amounts)
                                     (UNAUDITED)

                                                       For the Six Month Periods
                                                            Ended June 30,
                                                       -----------------------------
                                                          1995                1994
                                                       ---------           ---------
COMMON STOCK
Balance, January 1                                     $  11,581           $  11,436
Issuance of Shares Under Employee Benefit Plans              183                  56
                                                       ---------           ---------
Balance, June 30                                       $  11,764           $  11,492
                                                       =========           =========
CAPITAL SURPLUS
Balance, January 1                                     $  72,605           $  67,898
Employee Benefit Plans                                     6,817               1,278
                                                       ---------           ---------
Balance, June 30                                       $  79,422           $  69,176
                                                       =========           =========
RETAINED EARNINGS
Balance, January 1                                     $ 244,639           $ 242,112
Net Income                                                13,995              23,568
Cash Dividends Declared ($0.50 and $1.00 Per Share)       (4,850)             (9,369)
Tax Benefit on Stock Based Awards                          1,566                 155
                                                       ---------           ---------
Balance, June 30                                       $ 255,350           $ 256,466
                                                       =========           =========
TREASURY STOCK
Balance, January 1                                     $ (86,139)          $ (82,857)
Purchases                                                   -                 (4,729)
Issuance (Tender) of Shares Under Employee
  Benefit Plans, Net                                        (162)              1,791
                                                       ---------           ---------
Balance, June 30                                       $ (86,301)          $ (85,795)
                                                       =========           =========
LOAN TO ESOP
Balance, January 1                                     $ (16,171)          $ (18,697)
Principal Payment by ESOP                                  2,737               2,526
                                                       ---------           ---------
Balance, June 30                                       $ (13,434)          $ (16,171)
                                                       =========           =========
UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                     $  (3,192)          $   8,695
Net Change in Fair Value, After Taxes                      6,088             (13,445)
                                                       ---------           ---------
Balance, June 30                                       $   2,896           $  (4,750)
                                                       =========           =========
TOTAL STOCKHOLDERS' EQUITY                             $ 249,697           $ 230,418
                                                       =========           =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                         For Six Month Periods
                                                             Ended June 30,
                                                      -------------------------------
                                                         1995                 1994
                                                      ----------           ----------
Cash Flows From Operating Activities:
Net Income                                            $   13,995           $   23,568
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Provision for Credit Losses                                800                1,000
  Depreciation and Amortization of Premises and
    Equipment and Other Assets                             8,102                7,171
  Net Amortization/(Accretion) of Premium/Discount
    on Securities:
    Available for Sale                                    (4,383)               1,925
    Held to Maturity                                        -                     950
  Net Change in Accrued Interest, Commissions and
    Other Receivables                                      4,434              141,113
  Net Change in Accounts Payable and Other Liabilities     6,281               (8,868)
  Other, Net                                               3,779               (1,656)
                                                      ----------           ----------
Net Cash Provided by Operating Activities                 33,008              165,203
                                                      ----------           ----------
Cash Flows From Investing Activities:
Net Change in Interest Bearing Deposits with Banks        19,474                 (514)
Purchases of Securities:
  Available for Sale                                    (895,602)            (784,488)
  Held to Maturity                                          -                (392,545)
Proceeds From Sales of Securities:
  Available for Sale                                     622,388               43,957
Proceeds From Maturities, Calls and Mandatory
  Redemptions of Securities:
  Available for Sale                                     685,116              334,098
  Held to Maturity                                          -                  28,569
Net Change in Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                  (475,000)             232,000
Net Change in Loans                                      (41,826)            (216,976)
Expenditures for Premises and Equipment,
  Net of Retirements                                      (6,780)              (5,167)
Principal Payment by ESOP                                  2,737                2,526
Other, Net                                               (14,411)             (14,058)
                                                      ----------           ----------
Net Cash (Used) by Investing Activities                 (103,904)            (772,598)
                                                      ----------           ----------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits              165,125               16,508
Net Change in Money Market and Other Savings Deposits     81,563              (43,624)
Net Change in Time Deposits                               35,781               14,543
Net Change in Federal Funds Purchased, Securities Sold
  Under Agreements to Repurchase and Other Borrowings   (139,991)             749,409
Repayments of Long Term Debt                              (3,737)              (2,526)
Issuance of Common Stock                                   6,224                1,910
Purchases of Treasury Stock                                 -                  (4,729)
Dividends Paid                                            (9,544)              (9,089)
                                                      ----------           ----------
Net Cash Provided by Financing Activities                135,421              722,402
                                                      ----------           ----------
Net Change in Cash and Cash Equivalents                   64,525              115,007
Cash and Cash Equivalents at January 1                   164,610              179,117
                                                      ----------           ----------
Cash and Cash Equivalents at June 30                  $  229,135           $  294,124
                                                      ==========           ==========

Income Taxes Paid                                     $    4,175           $   17,020
Interest Expense Paid                                     44,908               32,618

The accompanying notes are an integral part of these financial statements.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       Pending Disposition and Merger Transaction
         ------------------------------------------
         The Corporation and The Chase Manhattan Corporation ("Chase") announced on November 18, 1994 that they have entered into an agreement under which Chase will purchase the Corporation's institutional custody, mutual funds servicing and unit trust businesses and certain of the Corporation's back office functions for $363.5 million in Chase common stock (the "Transaction"). At a special meeting of shareholders held on March 22, 1995, the shareholders approved the Transaction. Approval has also been received from the Federal Reserve Board, the New York State Banking Department and the Office of the Comptroller of the Currency. Applications for approvals from other bank regulatory agencies and a favorable ruling from the Internal Revenue Service regarding the Transactions tax-free status are still pending. The Transaction is expected to be consummated in the third quarter of 1995.

         In connection with the Transaction, the Corporation anticipates total exit costs of approximately $110 million (after-tax). In the second quarter of 1995, the Corporation incurred
         $4.4 million (after-tax) of expense. Since the announcement of the Transaction, the Corporation has incurred a total of $33.3 million of such exit costs. The remaining charges will be recorded as incurred, and no later than the closing date of the Transaction. See "Pending Disposition and Merger Transaction" in the Management Discussion and Analysis of Financial Condition and Results of Operations.

         On April 25, 1995, the Corporation announced the decision by the Board of Directors to defer declaration of the Corporation's regular second quarter dividend in view of the pending completion of the Transaction. It is anticipated that subsequent to the Transaction and subject to its operating results and regulatory capital requirements, the Corporation's successor will establish an initial annual dividend of approximately $1.00 per share. It is also expected that further dividends will be declared in the second half of 1995.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.       Acquisition
         -----------
         On April 28, 1995, the Corporation purchased the individual account business of J. & W. Seligman & Co. Inc., and acquired
         J. & W. Seligman Trust Company ("Seligman") for approximately $9 million in cash, in a transaction that was accounted for as a purchase. J. & W. Seligman & Co. Inc. is a privately held investment manager and advisor located in New York City. Under the terms of the agreement, the Corporation may pay up to an additional $11 million in cash for the business acquired (approximately $800 million in assets under management) subject to certain business retention and other conditions.


3.       Adoption of New Accounting Standards
         ------------------------------------
         As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," ("FAS 118"), an amendment of FAS 114. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and amends the income recognition criteria of FAS 114. In accordance with FAS 114, loans previously classified as in-substance foreclosures but for which the Corporation has not taken possession of the collateral have been reclassified as loans. The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.

         As of June 30, 1995, the carrying amount of impaired loans, as defined in FAS 114, was approximately $8.7 million. The average balance of impaired loans for the second quarter of 1995 was approximately $8.8 million. Interest income, which is recognized on a cash basis, related to impaired loans for the second quarter of 1995 was negligible.

                        U. S. TRUST CORPORATION

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.       Adoption of New Accounting Standards (Cont'd.)
         ------------------------------------
         The Corporation's income recognition policy for impaired loans is consistent with the existing income recognition policy for nonperforming loans discussed in "Notes to the Consolidated Financial Statements No. 2 (e)" of the Corporation's 1994 Annual Report to Shareholders.


4.       Pledged Assets
         --------------
         Financial instruments carried at $245,651,000 on June 30, 1995 and $303,304,000 on December 31, 1994 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.


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
                                     (UNAUDITED)

                                                 For the Three Month Periods Ended June 30,
                              ---------------------------------------------------------------------------------
                                               1995                                        1994
                              -------------------------------------       -------------------------------------
                               Average                      Average        Average                      Average
                               Balance        Interest       Rate          Balance        Interest       Rate
                              ----------      --------      -------       ----------      --------      -------
ASSETS
Interest Bearing
    Deposits with Banks       $   19,111      $    284         5.96 %     $   71,958      $    711         3.96 %
                              ----------      --------                    ----------      --------
Securities (1):
    U.S. Government
       Obligations               357,121         4,727         5.29          796,933         8,800         4.42
    Federal Agency
       Obligations               227,451         4,178         7.35          693,389        10,261         5.92
    State and Municipal
       Obligations                71,010         1,735         9.77           82,486         2,063        10.00
    Collateralized
       Mortgage
       Obligations (2)            53,396           873         6.54           84,714           860         4.06
    Other Securities              54,945           836         6.09           48,071           502         4.18
                              ----------      --------                    ----------      --------
Total Securities                 763,923        12,349         6.47        1,705,593        22,486         5.27
                              ----------      --------                    ----------      --------
Loans (3)                      1,351,856        27,277         8.09        1,290,805        22,564         7.01
                              ----------      --------                    ----------      --------
Federal Funds Sold and
    Securities Purchased
    Under Agreements to
    Resell                       586,709         8,877         6.07           53,819           518         3.86
                              ----------      --------                    ----------      --------
Total Interest Earning
    Assets                     2,721,599        48,787         7.19        3,122,175        46,279         5.94
                              ----------      --------                    ----------      --------
Allowance for Credit
    Losses                       (15,904)                                    (13,901)
Cash and Due from Banks          242,316                                     300,309
Other Assets                     471,533                                     469,417
                              ----------                                  ----------
Total Assets                  $3,419,544                                  $3,878,000
                              ==========                                  ==========
LIABILITIES AND
    STOCKHOLDERS' EQUITY
Interest Bearing
    Deposits                  $1,454,421      $ 18,755         5.17       $1,313,401        10,232         3.12
Federal Funds Purchased,
    Securities Sold Under
    Agreements to Re-
    purchase and Other
    Borrowings                   198,444         2,897         5.86          723,721         7,203         3.99
Long Term Debt                    57,483         1,168         8.13           62,574         1,273         8.14
                              ----------      --------                    ----------      --------
Total Sources on Which
    Interest is Paid           1,710,348        22,820         5.35        2,099,696        18,708         3.57
                              ----------      --------                    ----------      --------
Total Non-Interest
    Bearing Deposits           1,307,251                                   1,392,144
Other Liabilities                149,041                                     145,946
Stockholders' Equity (3)         252,904                                     240,214
                              ----------                                  ----------
Total Liabilities and
    Stockholders' Equity      $3,419,544                                  $3,878,000
                              ==========                                  ==========
Net Interest Income                           $ 25,967                                    $ 27,571
                                              ========                                    ========
Net Yield on Interest
    Earning Assets                                             3.82                                        3.53
                                                              =====                                       =====
Interest Spread                                                1.84                                        2.37
                                                              =====                                       =====

(1) Includes securities classified as available for sale and held to maturity. The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Primarily comprised of variable rate collateralized mortgage obligations.

(3) Loans and stockholders' equity include the Loan to ESOP, which had an average balance of $13,434,000 in 1995 and $16,171,000 in 1994.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest income are as follows:

    Total Securities                          $    815                                    $  1,215
    Total Loans                               $   -                                       $      8

                                U.S. TRUST CORPORATION
                 CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES
   (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                     (UNAUDITED)

                                               For the Six Month Periods Ended June 30,
                            -------------------------------------------------------------------------------
                                              1995                                      1994
                            -------------------------------------     -------------------------------------
                             Average                      Average      Average                      Average
                             Balance        Interest       Rate        Balance        Interest       Rate
                            ----------      --------      -------     ----------      --------      -------
ASSETS
Interest Bearing
  Deposits with Banks       $   40,914      $  1,252       6.17 %     $   71,696      $  1,293         3.64 %
                            ----------      --------                  ----------      --------
Securities (1):
  U.S. Government
     Obligations               567,825        15,546       5.48          684,688        14,751         4.31
  Federal Agency
     Obligations               231,877         8,470       7.31          614,124        17,262         5.62
  State and Municipal
     Obligations                72,315         3,540       9.79           82,443         4,191        10.17
  Collateralized
     Mortgage
     Obligations (2)            55,073         1,778       6.46           94,169         1,812         3.85
  Other Securities              52,364         1,516       5.79           65,891         1,188         3.61
                            ----------      --------                  ----------      --------
Total Securities               979,454        30,850       6.30        1,541,315        39,204         5.09
                            ----------      --------                  ----------      --------
Loans (3)                    1,363,368        54,575       8.07        1,256,757        42,732         6.86
                            ----------      --------                  ----------      --------
Federal Funds Sold and
  Securities Purchased
  Under Agreements to
  Resell                       473,404        13,974       5.95          353,354         5,526         3.15
                            ----------      --------                  ----------      --------
Total Interest Earning
  Assets                     2,857,140       100,651       7.09        3,223,122        88,755         5.53
                            ----------      --------                  ----------      --------
Allowance for Credit
  Losses                       (15,566)                                  (13,765)
Cash and Due from Banks        259,802                                   327,238
Other Assets                   458,462                                   461,136
                            ----------                                ----------
Total Assets                $3,559,838                                $3,997,731
                            ==========                                ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing
  Deposits                  $1,447,379        36,117       5.03       $1,327,917        19,633         2.98
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Re-
  purchase and Other
  Borrowings                   228,936         6,532       5.75          532,442         9,810         3.72
Long Term Debt                  58,302         2,368       8.12           63,007         2,563         8.14
                            ----------      --------                  ----------      --------
Total Sources on Which
  Interest is Paid           1,734,617        45,017       5.23        1,923,366        32,006         3.35
                            ----------      --------                  ----------      --------
Total Non-Interest
  Bearing Deposits           1,430,673                                 1,654,677
Other Liabilities              148,000                                   177,571
Stockholders' Equity (3)       246,548                                   242,117
                            ----------                                ----------
Total Liabilities and
  Stockholders' Equity      $3,559,838                                $3,997,731
                            ==========                                ==========
Net Interest Income                         $ 55,634                                  $ 56,749
                                            ========                                  ========
Net Yield on Interest
  Earning Assets                                           3.91                                        3.53
                                                          =====                                       =====
Interest Spread                                            1.86                                        2.18
                                                          =====                                       =====

(1) Includes securities classified as available for sale and held to maturity. The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Primarily comprised of variable rate collateralized mortgage obligations.

(3) Loans and stockholders' equity include the Loan to ESOP, which had an average balance of $13,902,000 in 1995 and $16,603,000 in 1994.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest income are as follows:

  Total Securities                          $  1,814                                  $  2,355
  Total Loans                               $   -                                     $     16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Pending Disposition and Merger Transaction
------------------------------------------
          On November 18, 1994, the Corporation announced that it had entered into an agreement with The Chase Manhattan Corporation
("Chase") under which Chase will acquire the Corporation's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of the Corporation's back office functions (collectively the "Chase Acquired Business"). See "Notes to the Consolidated Financial Statements No. 1".
          At a Special Meeting of Stockholders held March 22, 1995,
U.S. Trust shareholders approved the disposition of the Chase Acquired Business to Chase. Approval has also been received from the Federal Reserve Board, the New York State Banking Department and the Office of the Comptroller of the Currency. Applications for approvals from other bank regulatory agencies and a favorable ruling from the Internal Revenue Service regarding the Transaction's tax-free status are still pending. The Transaction is expected to close in the third quarter of 1995.
          The Transaction will consist of the following two simultaneous steps. First, the Corporation will spin off to its shareholders the assets not included in the Chase Acquired Business by establishing a new corporation ("New USTC") to hold such assets and distributing its shares to shareholders of the Corporation on a one-for-one basis (the "Disposition"). Second, the Corporation, which will then include only the assets and liabilities of the Chase Acquired Business, will be merged into Chase (the "Merger") and the shareholders of the Corporation will receive shares of Chase common stock, based upon an exchange formula set forth in the agreement, on a pro-rata basis. The exchange formula stipulates that the exchange ratio will be calculated by dividing the purchase price of $363.5 million by the average of the daily average of the high and low sales prices of Chase common stock for the ten trading days immediately before the closing date. The exchange formula also establishes a floor market value for Chase common stock of $31 per share. Therefore, the maximum number of Chase common shares that will be issued in this Transaction is 11,725,806 shares even if the market value of Chase common stock should fall below $31 per share. As of August 10, 1995, the closing price of Chase common stock, as reported in The Wall Street Journal, was $52.125 per share.
          As part of the agreement, Chase will provide securities processing, custodial, data processing and other services to New USTC under the five year term of a servicing agreement at an annual base fee of $10 million. The servicing agreement may be extended an additional two to five years beyond its initial term.

Pending Disposition and Merger Transaction (Cont'd.)
------------------------------------------

          The Corporation expects to incur exit costs of up to $110 million (after-tax) associated with various downsizing costs and other expenses related to the Transaction. In the second quarter of 1995, the Corporation incurred $7.4 million ($4.4 million after-tax) of such charges. Since the announcement of the Transaction, the Corporation has incurred a total of $33.3 million (after-tax) of exit costs.
          Pro forma statements have been prepared to present the estimated effects of the pending Disposition and Merger transaction. The pro forma condensed statement of condition as of June 30, 1995, pro forma condensed statement of income for the year ended December 31, 1994, the three and six month periods ended June 30, 1995 and the pro forma condensed statement of average balances for the six month period ended June 30, 1995 are filed herewith as Exhibit 99.


Results of Operations:
---------------------

          Net income for the second quarter ended June 30, 1995 amounted to $5.4 million, down from the $10.9 million earned in the second quarter of 1994. Fully diluted net income per share for the quarter totaled $0.52, versus $1.10 in the second quarter of 1994. For the six month period ended June 30, 1995, net income amounted to $14.0 million, a decrease of $9.6 million from the $23.6 million earned in the first half of 1994. Fully diluted net income per share was $1.37 for the 1995 six month period, compared to $2.38 in the 1994 period. Excluding the impact of the exit costs, net income would have been $9.8 million and $19.3 million and $0.95 and $1.88 per share for the three and six month periods ended June 30, 1995, respectively.
         The Corporation's return on average stockholders' equity for the first six month period of 1995 was 12.13%, compared to 21.07% for the corresponding 1994 period. Excluding the impact of the exit costs, the Corporation's return on average stockholders' equity would have been 16.63% for the first six month period of 1995.

Fee Revenue
-----------
                                     Three Month Periods                     Six Month Periods
                                       Ended June 30,          %              Ended June 30,           %
                                     -------------------     Better        ---------------------     Better
(In Thousands)                        1995        1994       (Worse)         1995         1994       (Worse)
                                     -------     -------     ------        --------     --------     ------
Core Businesses                      $52,694     $47,715       10.4 %      $101,139     $ 95,215        6.2 %
Processing Business                   24,468      25,516       (4.1)         49,526       50,937       (2.8)
                                     -------     -------                   --------     --------
Total                                $77,162     $73,231        5.4        $150,665     $146,152        3.1
                                     =======     =======       ====        ========     ========       ====

Fee Revenue (Cont'd.)
-----------

         Fiduciary and other fees ("fee revenue") increased $3.9 million to $77.1 million in the second quarter of 1995. For the six month period of 1995, fee revenue increased $4.5 million to $150.7 million. Fee revenue related to the Processing Business decreased $1.0 million to $24.5 million from $25.5 million in the second quarter of 1994. For the first six months of 1995 Processing Business fee revenue declined by $1.4 million to $49.5 million. Fee revenue for the Corporation's asset management, private banking, special fiduciary and corporate trust businesses (the "Core Businesses") increased by $5.0 million to $52.7 million and $5.9 million to $101.1 million in the second quarter and six months ended June 30, 1995, respectively. The increase in Core Businesses' fee revenue is attributable to net new business and higher first quarter asset values. Asset management fees are typically determined based on the prior quarter's asset values.

                                  June 30,    March 31,     June 30,
(In Billions)                        1995         1995         1994
                                 ---------    --------     --------
Assets Under Management:
  Core Businesses                $  29.2      $  27.0       $ 25.2
  Processing Business                2.2          1.9          2.3
  Special Fiduciary                 12.0         12.2          3.9
                                 -------      -------      -------
Total                               43.4         41.1         31.4
                                 -------      -------      -------
Assets Under Administration:
  Core Businesses                  187.3        180.3        162.8
  Processing Business              221.3        231.0        203.0
                                 -------      -------      -------
Total                              408.6        411.3        365.8
                                 -------      -------      -------
Total Assets Under Management
  and Administration             $ 452.0      $ 452.4      $ 397.2
                                 =======      =======      =======

         Total assets under management increased 5.6% to $43.4 billion at June 30, 1995, from $41.1 billion at March 31, 1995, and 38.2% from $31.4 billion at June 30, 1994. Special Fiduciary assets under management includes approximately $5.9 billion of the remaining GM-E stock (contributed by General Motors Corporation to its defined benefit plan during the first quarter of 1995 and managed by the Corporation's special fiduciary services group until the stock is distributed into the market) reflecting a recent secondary offering of $1.7 billion. Core Businesses assets under management includes approximately $800 million of assets related to the Seligman acquisition in the second quarter of 1995. Core Businesses assets under management, excluding assets related to the Seligman acquisition, increased by 5.2% from March 31, 1995, and 12.7% from June 30, 1994.

Fee Revenue (Cont'd.)
-----------

          Assets under administration of the Processing Business has declined approximately 4.2% primarily due to the loss of an institutional services client.


Net Interest Income (Taxable Equivalent Basis)
----------------------------------------------

                                  Three Month Periods                     Six Month Periods
                                    Ended June 30,         %               Ended June 30,           %
                                  -------------------    Better          --------------------     Better
(In Thousands)                     1995        1994      (Worse)          1995         1994       (Worse)
                                  -------     -------    ------          --------     -------     ------
Interest Income                   $47,972     $45,056       6.5 %        $ 98,837     $86,384       14.4 %
Taxable Equivalent
  Adjustment                          815       1,223     (33.4)            1,814       2,371      (23.5)
                                  -------     -------                    --------     -------
Total Interest Income              48,787      46,279       5.4           100,651      88,755       13.4
Interest Expense                   22,820      18,708     (22.0)           45,017      32,006      (40.7)
                                  -------     -------                    --------     -------
Net Interest Income               $25,967     $27,571      (5.8)         $ 55,634     $56,749       (2.0)
                                  =======     =======      ====          ========     =======       ====

         Net interest income, on a taxable equivalent basis, was $1.6 million lower in the second quarter of 1995, compared to the second quarter of 1994. For the six months ended June 30, net interest income, on a taxable equivalent basis, was $1.1 million lower in 1995 than the comparable 1994 period. The decline in net interest income was significantly impacted by two concurrent events.
         First, the Corporation's net interest income is dependent upon the average volume of non-interest bearing deposits ("investable balances") and the general interest rate environment. The total volume of the Processing Business's investable balances is generally inversely related to the level of interest rates. Thus, in periods of increasing interest rates, the volume of investable balances derived from the Processing Business typically declines. While the change in the volume of the Processing Business' investable balances from the second quarter of 1994 to the second quarter of 1995 was negligible, investable balances attributable to the Processing Business declined $127 million (17.9%) for the six month period.
         Second, in anticipation of the Chase Transaction, the Corporation has reduced the overall size of the balance sheet, (the average volume of securities for the quarter and six month period ended June 30, 1995 are $942 million and $562 million lower than the corresponding periods of 1994) and shortened the maturity structure of the securities portfolio.

Net Gains (Losses) on Securities
--------------------------------

          Net securities losses in the second quarter of 1995 were approximately $1.0 million versus a nominal gain in the second quarter of 1994. The second quarter loss, included as part of total exit costs, resulted from the Corporation's liquidation of a portion of its securities portfolio in anticipation of the Chase Transaction. For the six month period, net securities losses were $844,000, compared with net securities gains of $2.0 million in the 1994 period.


Total Revenues
--------------

         Revenues of the Core Businesses and the Processing Business are allocated in accordance with the allocation methodologies utilized by the Corporation's internal management reporting system. The amount of net interest income allocated to the respective businesses is based upon the average investable deposit balances supplied by such businesses multiplied by an appropriate, internally-generated, interest rate. The interest rate is based upon the rates earned by the Corporation's long- and short-term securities for the relevant period. Fee revenue is allocated directly to the businesses performing the service from which the revenue is derived.
         Total revenues, defined as taxable equivalent net interest income after the provision for credit losses, fee income and other income, for the Core Businesses and the Processing Business for the quarters and six month periods ended June 30, 1995 and June 30, 1994 were as follows:

                                  Three Month Periods                    Six Month Periods
                                    Ended June 30,         %               Ended June 30,          %
                                 --------------------    Better         --------------------     Better
(In Thousands)                     1995*       1994      (Worse)          1995*       1994       (Worse)
                                 --------    --------    ------         --------    --------     ------
Core Businesses                  $ 71,016    $ 67,646       5.0 %       $137,547    $132,244        4.0 %
Processing Business                34,045      34,858      (2.3)          72,911      76,214       (4.3)
                                 --------    --------                   --------    --------
Total Revenues                   $105,061    $102,504       2.5 %       $210,458    $208,458        1.0 %
                                 ========    ========      ====         ========    ========       ====

* In 1995, Total revenues exclude approximately $1.0 million of securities losses incurred in anticipation of the Chase Transaction.

Operating Expenses
------------------

                                      Three Month Periods                      Six Month Periods
                                        Ended June 30,          %               Ended June 30,           %
                                      -------------------    Better          ---------------------    Better
(In Thousands)                         1995        1994      (Worse)           1995         1994      (Worse)
                                      -------     -------    ------          --------     --------    ------
Salaries                              $35,266     $33,542      (5.1)%        $ 69,614     $ 66,277      (5.0)%
Employee Benefits and
 Incentive Compensation                19,839      17,196     (15.4)           41,281       36,763     (12.3)
                                      -------     -------                    --------     --------
Total Salaries and Benefits            55,105      50,738      (8.6)          110,895      103,040      (7.6)

Net Occupancy                          10,285       9,355      (9.9)           20,790       19,133      (8.7)
Equipment                               4,865       4,500      (8.1)            9,588        8,747      (9.6)
Other                                  24,016      17,736     (35.4)           43,016       34,180     (25.9)
                                      -------     -------                    --------     --------
Total Operating Expenses              $94,271     $82,329     (14.5)         $184,289     $165,100     (11.6)
                                      =======     =======      ====          ========     ========      ====

         Non-interest operating expenses in the second quarter of 1995 increased $11.9 million to $94.3 million from the $82.3 million reported in the second quarter of 1994. Non-interest operating expenses for the second quarter of 1995 include $2.9 million of salaries and employee benefit expenses and $3.5 million of other operating expenses, primarily professional fees, incurred in connection with the Chase Transaction (aggregating $6.4 million of exit costs). Excluding the $6.4 million of exit costs, 1995 second quarter operating expenses were 6.7% higher than the 1994 quarter. Additionally, in the second quarter of 1994 operating expenses were reduced by $2.1 million primarily as a result of the favorable impact of terminating certain lease commitments.
         For the six months ended June 30, 1995, non-interest operating expenses amounted to $184.3 million, $19.2 million higher than the $165.1 million incurred in the 1994 period. Non-interest operating expenses associated with the Chase Transaction were $7.9 million, including $4.0 million of salaries and employee benefit expenses and $3.9 million of other operating expenses (primarily professional fees) during the six month period. Excluding the $7.9 million of exit costs, the 1995 first half operating expenses were 6.9% higher than the 1994 period. Additionally, in the 1994 six month period, operating expenses were reduced by $3.7 million primarily as a result of the favorable impact of terminating certain lease commitments.
         Operating expenses applicable to the Core Businesses and the Processing Business for the quarters and six month periods ended June 30, 1995 and 1994 were as follows.

Operating Expenses (Cont'd.)
------------------

                                      Three Month Periods                      Six Month Periods
                                        Ended June 30,          %               Ended June 30,           %
                                      -------------------    Better          ---------------------    Better
(In Thousands)                         1995        1994      (Worse)           1995         1994      (Worse)
                                      -------     -------    ------          --------     --------    ------
Core Businesses:
  Salaries and Benefits               $30,288     $28,922      (4.7)%        $ 61,679     $ 58,950      (4.6)%
  Net Occupancy                         5,223       4,870      (7.2)           10,595        9,773      (8.4)
  Other                                13,366      12,844      (4.1)           25,964       24,975      (4.0)
                                      -------     -------    ------          --------     --------    ------
Subtotal                               48,877      46,636      (4.8)           98,238       93,698      (4.8)
                                      -------     -------    ------          --------     --------    ------
Processing Business:
  Salaries and Benefits                17,456      17,361      (0.5)           36,204       36,176      (0.1)
  Net Occupancy                         2,674       2,550      (4.9)            5,377        5,229      (2.8)
  Other                                 7,366       7,508      (1.9)           15,023       14,139      (6.3)
                                      -------     -------    ------          --------     --------    ------
Subtotal                               27,496      27,419      (0.3)           56,604       55,544      (1.9)
                                      -------     -------    ------          --------     --------    ------
Corporate Overhead                     17,898       8,274        -             29,447       15,858     (85.7)
                                      -------     -------    ------          --------     --------    ------
Total Operating Expenses              $94,271     $82,329     (14.5)%        $184,289     $165,100     (11.6)%
                                      =======     =======    ======          ========     ========    ======

         Included in Corporate Overhead for the three month period ended June 30, 1995 is $6.4 million of exit costs attributable to the Chase Transaction. For the six month period ended June 30, 1995, $7.9 million of such exit costs is included in Corporate Overhead. Additionally, Corporate Overhead for the three month and six month periods ended June 30, 1994 included $2.1 million and $3.7 million, respectively, of expense reduction primarily due to the termination of certain lease commitments.
         Operating expenses associated with the Core Businesses and Processing Business are determined by the Corporation's internal management accounting information system. The Corporation's management accounting practices and policies have been developed and implemented with the objective of reflecting the economics of the respective businesses. Direct costs are those expenses that can be directly attributable to a specific business activity. Direct expenses include actual salaries and benefits of the employees of the business, net occupancy costs based upon actual space utilized and furniture and equipment specifically employed by the business.
         Methodologies have been developed to capture and allocate expenses that are not directly incurred by the businesses but for which there is a direct relationship between the level of business activity and the amount of cost incurred. The guidelines employ volume or percentage allocation bases or the activity of other expense or balance sheet accounts. Indirect costs include computer services, securities clearing and bank operations services transfer charges which are allocated on the basis of volume statistics, and systems man-month charges.

Operating Expenses (Cont'd.)
------------------

         Corporate overhead consists of unallocated costs not specifically attributable to the respective businesses, including financial, legal and other general purpose corporate expenses.


Income Taxes
------------

         The Corporation's effective tax rate for both the second quarter and first half of 1995 was 40.0%. The effective tax rate for the second quarter and first half of 1994 was 42.5%. The decline in the effective tax rate is due to a reduction in the state and local income taxes which reflects the growth of the Corporation's national operations, and as a result, a greater dispersion of the Corporation's earnings.


Capital
-------

         The Corporation has maintained its strong capital position throughout the first six months of 1995. The ratio of tier 1 capital at June 30, 1995 to period end risk-adjusted assets was 13.08%, compared to 13.82% at June 30, 1994. The ratio of total capital at June 30, 1995 to period end risk-adjusted assets was 14.32%. At June 30, 1994 this ratio was 15.13%. The leverage ratio amounted to 6.80% and 5.89% at June 30, 1995 and 1994, respectively.
         United States Trust Company of New York (the "Trust Company") has also maintained its strong capital position. At June 30, 1995, the Trust Company's tier 1 capital ratio was 12.04% compared to 13.08% at June 30, 1994. The Trust Company's leverage ratio was 6.42% and 5.50% at June 30, 1995 and 1994, respectively.


Asset/Liability Management
--------------------------

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income, while complying with bank regulatory agency capital standards.

Asset/Liability Management (Cont'd.)
--------------------------

         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("swaps") as hedges. Swaps are used to hedge the net yield earned on pools of fixed rate residential real estate mortgage loans. The following table provides details, as of June 30, 1995, of the notional amounts of swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its swaps.

                                         Maturing
                                 -----------------------
                                 Within 1         1 to 5
(Dollars In Thousands)               Year          Years         Total
                                 --------       --------      --------
Fixed Pay Swaps                  $ 31,625       $291,000      $322,625
Average Rate Paid                  7.8585%        6.8721%       6.9688%
Average Rate Received*             6.1352%        6.1570%       6.1549%

         * Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each swap.

         In anticipation of the pending elimination of the Processing Business' non-interest bearing deposits as a long-term funding source, the Corporation sold over $800 million of U.S. Government Treasury and Agency securities in the fourth quarter of 1994, and shortened the maturity structure of the securities portfolio. The Corporation will retain most, if not all, of its fixed rate loan portfolio. As a result, the Corporation's use of swaps as an asset/liability management tool has increased as a greater proportion of the Corporation's fixed rate assets will be funded with short-term interest bearing liabilities.
         The impact of the Corporation's hedging activities upon net interest income is detailed in the following table.

                                            Three Month Periods            Six Month Periods
                                              Ended June 30,                Ended June 30,
(Taxable Equivalent Basis;                 --------------------         ---------------------
Dollars In Thousands)                        1995        1994             1995         1994
                                           --------    --------         --------     --------
Net Interest Income:
  As Reported                              $ 25,967    $ 27,571         $ 55,634     $ 56,749
  Excluding Hedging Activities             $ 26,521    $ 28,373         $ 56,483     $ 58,669
Net Yield on Interest Earning Assets:
  As Reported                                 3.82%       3.53%            3.91%        3.53%
  Excluding Hedging Activities                3.91%       3.65%            3.99%        3.67%

          The preceding table presents the impact of the Corporation's hedging activities on net interest income. The difference between the results "As Reported" and "Excluding Hedging Activities" reflects the cost of utilizing swaps.

Securities Available for Sale
-----------------------------

         During the first six months of 1995, the Corporation purchased approximately $896 million of securities available for sale, primarily short-term U.S. Government Treasury securities.
         The Corporation's portfolio of securities available for sale is mainly comprised of U.S. Treasury fixed rate obligations (37%), Government National Mortgage Association ("GNMA") 15-year fixed rate mortgage-backed securities (32%), obligations of states and municipalities (11%) and variable rate collateralized mortgage obligations ("CMOs") (8%). The GNMAs are backed by the full faith and credit of the United States Government, while the CMOs are collateralized by GNMAs.
         The market value of securities available for sale exceeded their amortized cost by $5.5 million at June 30, 1995. At June 30, 1994, the amortized cost of securities available for sale exceeded their market value by $8.9 million. The increase in market value reflects the reduction of the Corporation's holdings of fixed rate U.S. Government Treasury obligations and GNMAs (see Asset/Liability Management) which during 1994, had a reduced market value due to the rising interest rate environment.


Prepayment Risk
---------------

         At June 30, 1995, the Corporation held approximately
$256 million (carrying amount) of GNMA and CMO securities ("mortgage securities"), compared to approximately $750 million of mortgage securities held at June 30, 1994. While these mortgage securities, as well as the Corporation's residential real estate mortgage loans are subject to prepayment risk, management believes that these are appropriate investments for the Corporation.


Liquidity
---------

         Historically, the Corporation has maintained strong liquidity at both the parent and the subsidiary level. While the Disposition and Merger will have a significant effect on capital resources and the overall asset and liability structure, specifically the elimination of non-interest bearing deposits as a long-term funding source (see "Asset/Liability Management" section for further information), the Corporation believes that New USTC will maintain sufficient liquidity at the parent and each of its active subsidiaries.
         In connection with the Disposition and Merger, the Trust Company will redeem its outstanding 8.5% Capital Notes Due 2001. The funds required to redeem the Capital Notes ($10.8 million) will be obtained through normal business operations.

Liquidity (Cont'd.)
---------

         The Corporation also will satisfy and discharge the $30 million balance of its 8% Notes due 1996. The funding for such satisfaction and discharge will be provided by cash on hand and dividends from subsidiaries.
         An additional source of liquidity is a $35 million unsecured credit facility with a major financial institution and a final maturity in 1998. At June 30, 1995, the Corporation had no borrowings outstanding under this revolving credit arrangement.


Interest Rate Sensitivity
-------------------------

         Interest rate risk arises from differences in the timing of repricing assets and liabilities. One measure of interest rate risk is the difference in asset and liability repricing on a cumulative basis within a specified time frame. Gap analysis has inherent limitations as an analytical tool because it only measures the Corporation's exposure at a single point in time. Exposure to interest rates is constantly changing as a result of the Corporation's ongoing business and its management initiatives. Accordingly, gap analysis cannot be used to predict the Corporation's interest sensitivity position after the Disposition and Merger. Certain actions that the Corporation has taken in response to the Transaction have been described in the "Liquidity" section.
         The following table provides the components of the Corporation's interest rate sensitivity gaps at June 30, 1995. To reflect anticipated payments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity or repricing dates.

Interest Rate Sensitivity (Cont'd.)
-------------------------
                                       0 - 3          4 - 6        7 - 12        1 - 5          Over
(In Thousands)                         Months         Months       Months        Years         5 Years            Total
                                    ----------    -----------   ----------     ----------     ----------     ----------
Interest Earning Assets
-----------------------
Interest Bearing Deposits
  with Banks                        $    2,050     $   -         $   -         $     -        $   -          $    2,050
Securities Available for Sale          452,515       26,966        23,593          84,052       49,305          636,431
Federal Funds Sold and
  Securities Purchased
  Under Agreements to Resell           595,000         -             -               -            -             595,000
Loans, Net of Allowance
  for Credit Losses                  1,013,323       37,707        70,237         341,855      189,694        1,652,816
                                    ----------    -----------   ----------     ----------     ----------     ----------
Total Interest Earning Assets        2,062,888       64,673        93,830         425,907      238,999        2,886,297
                                    ----------    -----------   ----------     ----------     ----------     ----------

Interest Bearing Liabilities
----------------------------
Interest Bearing Deposits            1,489,332       10,490        19,261           7,094         -           1,526,177
Federal Funds Purchased,
  Securities Sold Under
  Agreements to Repurchase
  and Other Borrowings                 210,524         -             -               -            -             210,524
Long Term Debt                          40,753         -            1,679           9,716        5,039           57,187
                                    ----------    -----------   ----------     ----------     ----------     ----------
Total Interest Bearing Liabilities   1,740,609       10,490        20,940          16,810        5,039        1,793,888
                                    ----------    -----------   ----------     ----------     ----------     ----------
Asset/(Liability) Interest
  Sensitivity Gap                      322,279       54,183        72,890         409,097      233,960        1,092,409
                                    ----------    -----------   ----------     ----------     ----------     ----------
Interest Rate Swaps                    320,500       (1,125)      (28,375)       (291,000)        -                -
                                    ----------    -----------   ----------     ----------     ----------     ----------
Interest Rate Sensitivity Gap          642,779       53,058        44,515         118,097      233,960       (1,092,409)
                                    ----------    -----------   ----------     ----------     ----------     ----------


Net Non Interest Earning Assets/
  (Bearing Liabilities) and
  Stockholders' Equity                (717,306)     (46,917)      (41,874)      (121,979)     (164,333)      (1,092,409)
                                    ----------    -----------   ----------     ----------     ----------     ----------


Maturity/Repricing Gap                 (74,527)       6,141         2,641         (3,882)       69,627             -
                                    ----------     ----------    ---------     ----------     ----------     ----------

Cumulative Gap                      $  (74,527)   $ (68,386)    $ (65,745)     $  (69,627)    $   -          $     -
                                    ==========    ===========   ==========     ===========    ==========     ==========

Interest Rate Sensitivity (Cont'd.)
-------------------------

         As set forth in the preceding table, as of June 30, 1995, the Corporation had more liabilities repricing or maturing than assets (liability sensitive) in the 0-3 month category, reflecting the impact of the Disposition and Merger on the classification of the Processing Business non-interest bearing deposits. Following the Disposition and Merger, New USTC will not have access to non-interest bearing deposits derived from the Processing Business; the Corporation has taken actions to rebalance its asset/liability mix through the sale of long-term securities in the fourth quarter of 1994 and the second quarter of 1995 and investing the proceeds in short-term investments. In addition, the Corporation has increased the notional amount of swaps outstanding from approximately $131 million at June 30, 1994 to approximately
$323 million at June 30, 1995. In general, when an enterprise is liability sensitive, its net interest income will improve in a declining interest rate environment and will decline in a rising interest rate environment. Conversely, an asset sensitive enterprise will realize a benefit in net interest income if rates are rising and will have lower net interest income in a declining rate environment.
         In managing its interest sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed rate GNMA mortgage-backed securities and fixed rate residential real estate mortgage loans. Historically, these investments have been funded by a portion of the non-interest bearing deposits of the Processing Business and, to a lesser degree, fixed rate long term debt and stockholders' equity. To the extent that long-term fixed rate assets exceed long-term funding sources, the Corporation has obtained interest rate swaps to mitigate its interest rate exposure. Investments in short-term and variable rate instruments, which are largely indexed to LIBOR, and investments in variable rate loans that are indexed to the prime rate are funded by money market deposits mainly derived from private banking clients and other short-term interest bearing liabilities.


Asset Quality
-------------

         The Corporation's loan portfolio is comprised primarily of loans to private banking customers. Average loans increased approximately $64 million, or 5.0%, to $1.34 billion in the second quarter of 1995, from $1.27 billion in the second quarter of 1994. The increases in average loans is entirely due to an increase in residential real estate mortgages. Residential real estate mortgages accounted for approximately 65% of total average loans for the quarter ended June 30, 1995.

         An analysis of the allowance for credit losses follows.

Asset Quality (Cont'd.)
-------------

                                            Three Month Periods               Six Month Periods
                                               Ended June 30,                   Ended June 30,
                                          -----------------------           -----------------------
(In Thousands)                               1995            1994              1995            1994
                                          -------         -------           -------         -------
Balance, Beginning of Period              $15,491         $13,648           $14,699         $13,393
                                          -------         -------           -------         -------
Provision Charged to Income                   400             500               800           1,000
                                          -------         -------           -------         -------
Recoveries:
  Private Banking                           1,360             123             2,014             293
  Other                                       101              88               114             141
                                          -------         -------           -------         -------
                                            1,461             211             2,128             434
                                          -------         -------           -------         -------
Charge-offs:
  Private Banking                            (461)           (192)             (736)           (660)
  Other                                    (1,020)           (150)           (1,020)           (150)
                                          -------         -------           -------         -------
                                           (1,481)           (342)           (1,756)           (810)
                                          -------         -------           -------         -------
Net (Charge-Offs) Recoveries                  (20)           (131)              372            (376)
                                          -------         -------           -------         -------
Balance, End of Period                    $15,871         $14,017           $15,871         $14,017
                                          =======         =======           =======         =======

As a percentage of average loans, annualized net loan charge-offs were one basis point for the second quarter of 1995, compared to four basis points for the second quarter of 1994. For the first half of 1995, annualized net loan recoveries as a percentage of average loans were six basis points, versus annualized net loan charge-offs of six basis points for the 1994 period.
         The allowance for credit losses at June 30, 1995, was $15.9 million, or 1.19% of average loans outstanding for the quarter. This compares with $14.7 million, or 1.05% of average loans outstanding for the quarter ended December 31, 1994, and $14.0 million, or 1.10% of average loans outstanding for the quarter ended June 30, 1994.
         The allowance for credit losses as a percentage of nonperforming loans was 183.04% at June 30, 1995, compared to 230.72% at December 31, 1994, and 239.48% at June 30, 1994. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 1.40% at June 30, 1995, compared to 1.32% at December 31, 1994 and 1.34% at June 30, 1994.

Asset Quality (Cont'd.)
-------------

         Nonperforming assets, which include non-accrual loans and real estate acquired in debt restructurings, are as follows:

                              June 30,       December 31,       June 30,
(In Millions)                     1995               1994           1994
                              --------       ------------       --------
Non-accrual loans                $ 8.6              $ 6.4          $ 5.8
Real estate acquired in
  restructurings                  10.3               12.3           11.4
                                 -----              -----          -----
Total Nonperforming Assets       $18.9              $18.7          $17.2
                                 =====              =====          =====

Accounting Standards Not Yet Adopted
------------------------------------

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") issued in March 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. FAS 121 requires review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. FAS 121 is effective for fiscal years beginning after December 15, 1995. The Corporation is currently evaluating the impact of the adoption of FAS 121 on the financial condition and results of operations of the Corporation.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a) The Annual Meeting of Shareholders of the registrant was held May 23, 1995.

         (b)  Not applicable

         (c)  (i)   Election of eight directors of the Corporation,
              to hold office for a term of three years, and, in each case, until their successors have been elected and qualified.

Term Expires in 1998:

Samuel C. Butler                      Philip L. Smith
  Affirmative Votes     8,392,772       Affirmative Votes     8,523,351
  Negative Votes          246,890       Negative Votes          116,311
  Abstentions/No Vote        -          Abstentions/No Vote        -

Paul W. Douglas                       Frederick B. Taylor
  Affirmative Votes     8,522,605       Affirmative Votes     8,520,613
  Negative Votes          117,057       Negative Votes          119,049
  Abstentions/No Vote        -          Abstentions/No Vote        -

Orson D. Munn                         Carroll L. Wainwright, Jr.
  Affirmative Votes     8,503,291       Affirmative Votes     8,385,854
  Negative Votes          136,371       Negative Votes          253,808
  Abstentions/No Vote        -          Abstentions/No Vote        -

H. Marshall Schwarz                   Ruth A. Wooden
  Affirmative Votes     8,509,502       Affirmative Votes     8,513,712
  Negative Votes          130,160       Negative Votes          125,950
  Abstentions/No Vote        -          Abstentions/No Vote        -


         (c) (ii)   Ratification of Appointment of Coopers & Lybrand
             L.L.P. as independent auditors for the Corporation and its consolidated subsidiaries for the year 1995.

Affirmative Votes     8,504,578
Negative Votes           97,135
Abstentions/No Vote      37,949

         (d)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  EXHIBITS:

              11    - Statement re Computation of Net Income Per Share.
              99    - Pro Forma Condensed Financial Statements as of
                      June 30, 1995.

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





Date: August 14, 1995                         Richard E. Brinkmann
     ----------------                    ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)