Form 10-Q/A
period 1995-06-30
U S TRUST CORP
filed 1995-08-18
CIK 225971

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A
                             AMENDMENT NO. 1
                 Quarterly Report Under Section 13 or 15(d)
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